Form 10-Q
period 1998-09-30
WORLD ACCESS INC /NEW/
filed 1998-11-20
CIK 1071645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998.
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER 0-29782

                               WORLD ACCESS, INC.
                              (formerly WAXS INC.)
             (Exact name of Registrant as specified in its Charter)

                      DELAWARE                                         58-2398004
              (State of Incorporation)                    (I.R.S. Employer Identification No.)

        945 E. PACES FERRY ROAD, SUITE 2240,                              30326
                  ATLANTA, GEORGIA                                     (Zip Code)
      (Address of principal executive offices)

                                 (404) 231-2025
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at November 19, 1998 was 25,797,167.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current Assets
  Cash and equivalents......................................  $ 58,492,471    $118,065,045
  Marketable securities.....................................     3,500,000              --
  Accounts receivable.......................................    46,683,986      20,263,971
  Inventories...............................................    47,324,555      22,426,918
  Other current assets......................................    18,495,438      10,923,723
                                                              ------------    ------------
          Total Current Assets..............................   174,496,450     171,679,657
Property and equipment......................................    19,126,900       5,704,585
Goodwill....................................................    80,685,072      31,660,201
Other assets................................................    37,167,277      16,238,298
                                                              ------------    ------------
          Total Assets......................................  $311,475,699    $225,282,741
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $  2,506,964    $     81,739
  Accounts payable..........................................    31,612,547       9,339,588
  Other accrued liabilities.................................    16,088,760       8,508,698
                                                              ------------    ------------
          Total Current Liabilities.........................    50,208,271      17,930,025
Long-term debt..............................................   122,557,513     115,263,984
Noncurrent liabilities......................................     1,831,783         333,802
Minority interests..........................................    13,532,913              --
                                                              ------------    ------------
          Total Liabilities.................................   188,130,480     133,527,811
                                                              ------------    ------------
Stockholders' Equity
  Common stock..............................................       228,032         193,062
  Capital in excess of par value............................   151,018,831      84,162,478
  Retained earnings (deficit)...............................   (27,901,644)      7,399,390
                                                              ------------    ------------
          Total Stockholders' Equity........................   123,345,219      91,754,930
                                                              ------------    ------------
          Total Liabilities and Stockholders' Equity........  $311,475,699    $225,282,741
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                             -------------------------   --------------------------
                                                1998          1997           1998          1997
                                             -----------   -----------   ------------   -----------
Sales of products..........................  $46,140,852   $21,184,617   $115,970,662   $56,098,923
Service revenues...........................    7,719,575     6,268,516     21,127,888    15,621,712
                                             -----------   -----------   ------------   -----------
       Total sales.........................   53,860,427    27,453,133    137,098,550    71,720,635
Cost of products sold......................   25,019,016    12,315,911     64,030,736    33,810,721
Cost of services...........................    5,868,210     4,742,527     18,057,408    12,831,790
                                             -----------   -----------   ------------   -----------
       Total cost of sales.................   30,887,226    17,058,438     82,088,144    46,642,511
                                             -----------   -----------   ------------   -----------
       Gross profit........................   22,973,201    10,394,695     55,010,406    25,078,124
Engineering and development................    1,797,728       605,220      4,379,655     1,350,225
Selling, general and administrative........    5,797,180     2,507,714     13,733,448     6,860,228
Amortization of goodwill...................    1,130,394       545,632      3,012,765     1,210,167
In-process research and development........           --            --     50,000,000            --
Special charges............................           --            --      3,240,000            --
                                             -----------   -----------   ------------   -----------
       Operating income (loss).............   14,247,899     6,736,129    (19,355,462)   15,657,504
Interest and other income..................      905,696       246,049      2,876,434       834,595
Interest expense...........................   (1,620,354)      (45,315)    (4,650,843)      (94,558)
                                             -----------   -----------   ------------   -----------
       Income (loss) before income taxes
          and minority interests...........   13,533,241     6,936,863    (21,129,871)   16,397,541
Income taxes...............................    5,413,000     2,566,000     11,548,249     5,986,000
                                             -----------   -----------   ------------   -----------
       Income (loss) before minority
          interests........................    8,120,241     4,370,863    (32,678,120)   10,411,541
Minority interests in earnings of
  subsidiary...............................    1,090,576            --      2,622,914            --
                                             -----------   -----------   ------------   -----------
       Net income (loss)...................  $ 7,029,665   $ 4,370,863   $(35,301,034)  $10,411,541
                                             ===========   ===========   ============   ===========
Net income (loss) per common share:
  Basic....................................  $       .33   $       .22   $      (1.74)  $       .56
                                             ===========   ===========   ============   ===========
  Diluted..................................  $       .32   $       .22   $      (1.74)  $       .55
                                             ===========   ===========   ============   ===========
Weighted average shares outstanding:
  Basic....................................   21,248,665    19,599,538     20,345,894    18,561,230
                                             ===========   ===========   ============   ===========
  Diluted..................................   25,144,413    20,224,016     20,345,894    19,075,743
                                             ===========   ===========   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                         CAPITAL IN      RETAINED
                                              COMMON     EXCESS OF       EARNINGS
                                              STOCK      PAR VALUE      (DEFICIT)        TOTAL
                                             --------   ------------   ------------   ------------
Balance at January 1, 1998.................  $193,062   $ 84,162,478   $  7,399,390   $ 91,754,930
Net loss...................................                             (35,301,034)   (35,301,034)
Issuance of 1,429,907 shares for NACT
  acquisition..............................    14,299     26,867,953                    26,882,252
Issuance of stock options for NACT
  acquisition..............................                8,359,737                     8,359,737
Issuance of 633,982 shares for ATI
  acquisition..............................     6,340      6,508,200                     6,514,540
Release of 160,380 shares for CIS
  acquisition..............................                3,067,268                     3,067,268
Release of 100,000 shares for Westec
  acquisition..............................                2,205,000                     2,205,000
Issuance of 1,427,668 shares for stock
  options and warrants.....................    14,277      8,087,023                     8,101,300
Tax benefit from exercises of stock
  options and warrants.....................               11,614,400                    11,614,400
Issuance of 5,415 shares for matching
  contribution to 401K plan................        54        146,772                       146,826
                                             --------   ------------   ------------   ------------
Balance at September 30, 1998..............  $228,032   $151,018,831   $(27,901,644)  $123,345,219
                                             ========   ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                   1998             1997
                                                              --------------    -------------
Cash flows from operating activities:
Net income (loss)...........................................   $(35,301,034)     $10,411,541
Adjustments to reconcile net income (loss) to net cash from
  (used by) operating activities:
  Depreciation and amortization.............................      5,298,680        1,977,681
  Income tax benefit from stock warrants and options........     11,614,400        5,468,000
  Special charges...........................................     54,826,133               --
  Minority interests in earnings of subsidiary..............      2,622,914               --
  Provision for inventory reserves..........................        223,750          353,002
  Provision for bad debts...................................        555,816          142,755
  Stock contributed to employee benefit plan................        146,826           69,013
  Changes in operating assets and liabilities, net of
     effects from businesses acquired:
     Accounts receivable....................................    (17,992,038)     (10,950,072)
     Inventories............................................    (22,226,463)      (8,427,898)
     Accounts payable.......................................     17,626,278        1,875,824
     Other assets and liabilities...........................     (9,822,345)      (5,062,296)
                                                               ------------      -----------
          Net cash from (used by) operating activities......      7,572,917       (4,142,450)
                                                               ------------      -----------
Cash flows from investing activities:
Acquisitions of businesses..................................    (69,026,988)      (5,294,398)
Expenditures for property and equipment.....................     (8,529,612)      (1,856,681)
Software development costs..................................     (3,137,697)              --
Loan repayments by affiliate................................             --        1,165,000
Loans to business partners..................................     (2,800,000)              --
                                                               ------------      -----------
          Net cash used by investing activities.............    (83,494,297)      (5,986,079)
                                                               ------------      -----------
Cash flows from financing activities:
Short-term debt borrowings (repayments).....................      2,353,754         (567,867)
Proceeds from exercise of stock warrants and options........      8,101,300        3,977,981
Long-term debt repayments...................................     (1,260,752)              --
Issuance of long-term debt..................................      7,365,000          359,015
Debt issuance costs.........................................       (210,496)        (314,157)
                                                               ------------      -----------
          Net cash from financing activities................     16,348,806        3,454,972
                                                               ------------      -----------
Decrease in cash and equivalents............................    (59,572,574)      (6,673,557)
Cash and equivalents at beginning of period.................    118,065,045       22,480,082
                                                               ------------      -----------
          Cash and equivalents at end of period.............   $ 58,492,471      $15,806,525
                                                               ============      ===========
Supplemental schedule of noncash financing and investing
  activities:
Issuance of common stock for businesses acquired............   $ 38,669,060      $13,174,742
Issuance of stock options for businesses acquired...........      8,359,737
Conversion of note receivable to investment in ATI..........      4,484,534

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which were wholly-owned as of September 30, 1998 except NACT Telecommunications, Inc. ("NACT") of which the Company owns 67.3%. Minority interests represent the minority stockholders proportionate share of NACT's equity. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. On October 28, 1998, the Company consummated its previously announced holding company reorganization pursuant to that certain Agreement and Plan of Merger and Reorganization dated as of February 24, 1998, as amended, by and between the Company (formerly known as WAXS INC.), WA Telcom Products Co., (formerly known as World Access, Inc., "Old World Access"), NACT, and certain other parties (the "Holding Company Reorganization"). In accordance with Delaware law, no action or vote by the Old World Access stockholders was necessary to consummate the Holding Company Reorganization. As a consequence of the Holding Company Reorganization, (i) the Old World Access stockholders became stockholders of the Company and Old World Access, which was renamed "WA Telcom Products Co., Inc.", became a direct wholly owned subsidiary of World Access and
(ii) the Company acquired all of the outstanding shares of the capital stock of NACT not already owned by Old World Access, whereupon NACT became a wholly owned subsidiary of the Company. As such, the Company is successor to Old World Access and NACT. All references herein to the Company shall mean World Access, Inc. and its consolidated subsidiaries, unless the context otherwise requires. For further information, refer to the audited consolidated financial statements and footnotes included in Old World Access' Annual Report on Form 10-K for the year ended December 31, 1997 and NACT's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

     The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 1998.

NOTE 2.  ACQUISITIONS

ATI ACQUISITION

     On December 24, 1997, the Company entered into an agreement to acquire Advanced TechCom, Inc. ("ATI"), a Wilmington, Massachusetts based designer and manufacturer of digital microwave and millimeterwave radio systems for voice, data and/or video applications. On January 29, 1998, the transaction was completed in its final form whereby ATI was merged with and into Cellular Infrastructure Supply, Inc. ("CIS"), a wholly-owned subsidiary of the Company (the "ATI Merger").

     In connection with the ATI Merger, the stockholders of ATI received approximately $300,000 in cash and 424,932 restricted shares of the Company's common stock valued at approximately $6.5 million. The Company's policy is to value restricted stock issued in acquisitions at the average market price of its common stock for the three trading days prior and the three trading days subsequent to the date economic terms of the acquisition are announced less a discount to reflect the lack of marketability caused by trading restrictions,

                      WORLD ACCESS, INC. AND SUBSIDIARIES
size of the share issuances and other relevant factors. A discount factor of 30% was used to value the 424,932 restricted shares, which was based on previous sales of restricted Company common stock and independent studies regarding discount attributable to lack of marketability. Management believes the discount rate used to value these restricted shares was appropriate and reasonable.

     In addition to the shares noted above, the stockholders of ATI were issued 209,050 restricted shares of the Company's common stock. These shares were immediately placed into escrow and will be released to the stockholders of ATI contingent upon the realization of predefined levels of pre-tax income from ATI's operations during calendar years 1998 and 1999. Upon issuance, the 209,050 escrowed shares were valued by the Company at par value only, or $2,091. As it becomes probable that the conditions for release from escrow will be met, the fair market value of the shares as measured at that time will be recorded as additional goodwill and stockholders' equity, respectively.

     The acquisition of ATI has been accounted for using the purchase method of accounting. Accordingly, the results of ATI's operations have been included in the accompanying consolidated financial statements from January 29, 1998. The purchase price was allocated to net assets acquired and to approximately $5.4 million of purchased in-process research and development ("R&D"). The excess of purchase price over the fair value of net assets acquired and purchased in-process R&D, currently estimated at approximately $2.9 million, has been recorded as goodwill and is being amortized over a 15 year period.

     Purchased in-process R&D, which consisted of the value of ATI products in the development stage that were not considered to have reached technological feasibility as of the date of the ATI Merger, was expensed in the first quarter of 1998 in accordance with applicable accounting rules. See Management's Discussion and Analysis.

NACT ACQUISITION

     In the fourth quarter of 1997, the Company began a three phase acquisition of NACT, a Provo, Utah based single-source provider of advanced telecommunications switching platforms with integrated telephony software applications and network telemanagement capabilities. During November and December 1997, the Company purchased 355,000 shares of NACT common stock in the open market for approximately $5.0 million.

     On December 31, 1997, the Company entered into a stock purchase agreement with GST Telecommunications, Inc. ("GST") and GST USA, Inc. ("GST USA") to acquire 5,113,712 shares of NACT common stock owned by GST USA, representing approximately 63% of the outstanding shares of NACT (the "NACT Acquisition"). On February 27, 1998, the NACT Acquisition was completed with GST USA receiving $59.7 million in cash and 1,429,907 restricted shares of the Company's common stock valued at approximately $26.9 million. These shares were valued at $18.80 per share, a 20% discount to the closing market price of Company common stock on February 26, 1998. Management believes this valuation was appropriate and reasonable based on the fact GST USA sold all 1,429,907 restricted shares at $18.80 per share to an independent third party in a private transaction completed on February 27, 1998.

     In addition, the Company issued 740,543 non-qualified options to purchase Company common stock at $11.15 per share and 106,586 non-qualified options to purchase Company common stock at $16.25 per share in exchange for substantially all the options held by NACT employees, which became immediately vested in connection with the NACT Acquisition. These options had an initial fair value of approximately $8.4 million.

     The acquisition of the 67.3% majority interest in NACT has been accounted for using the purchase method of accounting. Accordingly, the results of NACT's operations have been included in the accompanying consolidated financial statements from February 27, 1998. The purchase price of the majority interest in NACT was allocated to 67.3% of the net assets acquired and purchased in-process R&D. The excess of purchase price over 67.3% of the fair value of net assets acquired and purchased in-process R&D, currently

                      WORLD ACCESS, INC. AND SUBSIDIARIES
estimated at approximately $42.8 million, has been recorded as goodwill and is being amortized over a 20 year period.

     On February 24, 1998, the Company entered into a merger agreement with NACT pursuant to which the Company agreed to acquire all of the shares of NACT common stock not already owned by the Company or GST USA (the "NACT Merger"). On October 28, 1998, the NACT Merger was completed whereby the Company issued 2,790,182 shares of the Company's common stock valued at approximately $46.7 million for the remaining minority interest of NACT.

     During the first quarter of 1998, $44.6 million of purchased in-process R&D, which consists of 67.3% of the value of NACT products in the development stage that are not considered to have reached technological feasibility as of the date of the NACT Acquisition, was expensed in accordance with applicable accounting rules. The Company anticipates recording an additional charge of approximately $20.0 million in the fourth quarter of 1998 representing the estimated purchase price to be allocated to in-process research and development in connection with the NACT Merger. See Management's Discussion and Analysis.

PRO FORMA RESULTS OF OPERATIONS

     On a pro forma, unaudited basis, as if the acquisitions of ATI and NACT had occurred as of January 1, 1997, total sales, operating income, net income and diluted net income per common share for the nine months ended September 30, 1998 and 1997 would have been approximately $140.3 million and $104.6 million; $28.4 million and $14.8 million; $13.5 million and $8.5 million; and $0.58 and $0.40, respectively. The pro forma results of operations for the nine months ended September 30, 1998 would not have been materially different had the acquisitions of AIT and NACT occurred on January 1, 1998.

     These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the acquisitions been in effect on the date indicated. The portion of the ATI and NACT purchase prices allocated to purchased in-process R&D expensed in accordance with applicable accounting rules will not recur, therefore the pro forma results have been prepared excluding these charges.

NOTE 3.  INVENTORIES

     Inventories consisted of the following:

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 1998            1997
                                                             -------------   ------------
Switching systems, frames and related circuit boards.......   $26,565,243    $13,445,770
Transport and access products..............................     4,203,712        779,674
Electronic components......................................    10,420,549      4,879,213
Pay telephone parts........................................     2,344,021      1,332,835
Work in progress...........................................     3,312,452      1,744,368
Other finished goods.......................................       478,578        245,058
                                                              -----------    -----------
                                                              $47,324,555    $22,426,918
                                                              ===========    ===========

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE 4.  GOODWILL

     Goodwill from acquisitions, representing the excess of purchase price paid over the value of net assets acquired and purchased in-process R&D, was as follows:

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 1998            1997
                                                             -------------   ------------
NACT.......................................................   $42,752,140    $        --
CIS........................................................    17,552,506     12,485,239
AIT........................................................    10,657,917     11,557,917
Galaxy.....................................................     5,089,265      5,089,265
ATI........................................................     2,912,356             --
Other......................................................     7,239,062      5,034,062
                                                              -----------    -----------
                                                               86,203,246     34,166,483
Accumulated amortization...................................    (5,518,174)    (2,506,282)
                                                              -----------    -----------
                                                              $80,685,072    $31,660,201
                                                              ===========    ===========

     Goodwill is being amortized on a straight-line basis over a 15 to 20 year period. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company regularly reviews the projected future cash flows from operations of each of the acquired businesses to assess the recoverability of goodwill. In the event that the Company deems permanent impairment of goodwill has resulted, charges are recorded against current operations for the impairment. No significant impairment charges have been recorded to date. See Management's Discussion and Analysis.

NOTE 5.  DEBT

     The Company has a $10.0 million revolving line of credit with a large European bank. As of September 30, 1998, the Company had borrowings of $2.4 million and letters of credit of approximately $7.5 million outstanding under this facility.

     The bank agreement, which expires in March 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 and 1/4% or Libor plus 2 and 1/2%, at the option of the Company.

     In September 1998, the Company entered into a loan agreement with the Public Development Authority of Forsyth County, Georgia, (the "Issuer"), in the principal amount of $7,365,000. The Issuer issued its tax-exempt industrial revenue bonds, (the "Bonds"), for the sole purpose of financing a portion of the cost of the acquisition, construction and installation of the Company's Alpharetta, Georgia telecommunications equipment and printed circuit boards manufacturing plant. The Company delivered an irrevocable, direct pay letter of credit of approximately $7.5 million as security for payment of the Bonds. The loan matures on August 1, 2008. Interest is paid monthly and the interest rate on the loan is variable. As of the date of this Report, the interest rate is approximately 3.5%.

NOTE 6.  SPECIAL CHARGES

     Special charges in the first quarter of 1998 included $6.6 million for costs related to the consolidation of several operations and the Company's exit from the contract manufacturing business. The Company's AIT and circuit board repair operations have been consolidated into a new facility in Orlando, Florida; the Company's manufacturing operations have moved from Orlando to a new facility in Alpharetta, Georgia; and

                      WORLD ACCESS, INC. AND SUBSIDIARIES
the Company's Scottsdale, Arizona operations have been integrated into ATI's facility in Wilmington, Massachusetts.

     The special charges included $3,360,000 to cost of sales for obsolete contract manufacturing inventories and inventories deemed obsolete or redundant as a result of the consolidation activities. The additional charges consisted of:

Severance and termination benefits..........................  $  550,000
Idle facility costs.........................................   1,340,000
Idle equipment costs........................................   1,350,000
                                                              ----------
                                                              $3,240,000
                                                              ==========

     The consolidated program began in the first quarter of 1998 and was completed as of June 30, 1998. No costs were included in the special charges that are expected to derive future economic benefit to the Company. As of September 30, 1998, approximately $375,000 of accrued special charges is included in Other current liabilities on the Company's balance sheet, which consisted primarily of facility lease termination losses expected to be incurred. See Management's Discussion and Analysis.

NOTE 7.  EARNINGS PER SHARE

     Effective in 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options, stock warrants and convertible notes. Potential common stock of 3,895,748 shares were included in computing diluted earnings per share for the three month period ended September 30, 1998, including 3,105,485 additional shares related to the assumed conversion of the $115.0 million convertible subordinated notes. Potential common stock shares of 624,478 and 514,513 were included in computing diluted earnings per share for the three and nine month periods ended September 30, 1997, respectively. A total of 943,406 shares of common stock held in escrow from certain acquisitions and a license agreement were excluded from the earnings per share calculations for the three months ended September 30, 1998 because the conditions for release of shares from escrow had not been satisfied.

     Common stock issued and outstanding at September 30, 1998 and 1997 was 22,803,207 and 19,185,677 shares, respectively.

NOTE 8.  LEGAL PROCEEDINGS

     On August 24, 1996, Aerotel, Ltd. and Aerotel U.S.A. Inc. (collectively, "Aerotel") commenced an action against NACT and a customer of NACT in the United States District Court, Southern District of New York, alleging that telephone systems manufactured and sold by NACT incorporating prepaid debit card features infringe upon Aerotel's patent which was issued in November 1987 (the "Aerotel Patent"). Aerotel sought injunctive relief, damages in an unspecified amount and damages of up to three times damages found for willful infringement of the Aerotel Patent. NACT filed an answer and Counterclaim in which it denied infringement of the Aerotel Patent and sought judgement that the Aerotel patent is invalid and unenforceable and that Aerotel has misused its patent in violation of antitrust laws. NACT denied that it committed defamation, unfair competition and tortuous interference with prospective business relations. In August 1997, Aerotel amended its complaint to include as defendants GST, GST USA, and two former executive officers of NACT. The amended pleadings sought in excess of $18.7 million in damages and alleged that GST and GST USA infringed the Aerotel patent, aided and abetted infringement by others, including NACT, and participated in, and aided and abetted alleged tortuous conduct by NACT.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     Under the terms of the Company's stock purchase agreement with GST, the Company and GST agreed to share evenly the costs of any judgement against NACT as a result of the Aerotel litigation, including NACT's legal fees. Subsequent to the NACT Acquisition, the Company actively engaged in settlement negotiations. On October 26, 1998, the Company, GST and Aerotel settled the Aerotel litigation. The Company's portion of the total settlement costs, including legal fees, was approximately $3.3 million. The payment made to Aerotel was made through the issuance of 137,334 shares of Company common stock. The settlement costs incurred by the Company as a result of the Aerotel litigation have been accounted for as additional NACT purchase price as of September 30, 1998.

NOTE 9.  PENDING ACQUISITIONS

RESURGENS ACQUISITION

     On February 12, 1998, the Company executed a letter of intent to acquire Cherry Communications Incorporated, d/b/a Resurgens Communications Group ("RCG"), and Cherry Communications U.K. Limited ("Cherry U.K.", and together with RCG, "Resurgens"). On May 12, 1998, the Company signed definitive agreements to acquire Resurgens. The agreement to acquire RCG is subject to the approval of the Bankruptcy Court. The transactions, which will be accounted for under the purchase method of accounting, are currently expected to be consummated in December 1998.

     Pursuant to the terms of the agreements, the creditors of RCG and the shareholders of Cherry U.K. will receive approximately 3.7 million restricted shares of Company common stock in the aggregate, with an estimated fair value of approximately $90 million. In addition, the RCG creditors and Cherry U.K. shareholders have the right to receive additional consideration of up to 7.5 million restricted shares of Company common stock over the next two years, contingent upon the achievement of certain EBITDA levels by Resurgens during this timeframe. The transaction is subject to, among other things, Resurgens exceeding pre-defined levels of monthly revenues and gross margin, the receipt of the requisite corporate and regulatory approvals, the confirmation of RCG's Plan of Reorganization and the approval of Company stockholders.

     RCG, currently operating under the protection of Chapter 11 of the United States Bankruptcy Code, and Cherry U.K. are facilities-based providers of international network access, commonly referred to in the industry as carriers' carrier. In October 1997, John D. ("Jack") Phillips, a director of the Company, entered into a series of agreements whereby, among other things, he became the new Chairman and Chief Executive Officer of Resurgens. RCG filed for bankruptcy protection shortly thereafter. MCI WorldCom, Inc. ("WorldCom"), a major customer and vendor of Resurgens, has subsequently provided Resurgens approximately $26 million of direct financial support through a debtor in possession facility and additional financial support, primarily through trade credits.

     In the second and third quarters of 1998, the Company purchased approximately $7.0 million of switching equipment which has been consigned to Resurgens. Upon its acquisition of Resurgens, the Company will account for this equipment as part of its investment in Resurgens. If the acquisition is not consummated, the Company expects to negotiate an arms-length sale of the equipment to Resurgens or another customer. This equipment is included in Other assets on the Company's September 30, 1998 balance sheet.

TELCO ACQUISITION

     On June 4, 1998, the Company entered into a definitive Agreement to merge with Telco Systems, Inc. ("Telco"), as amended, (the "Merger").

     At the effective time of the Merger (the "Effective Time"), each outstanding share of common stock of Telco (the "Telco Common Stock")(together with the associated right to purchase one-hundredth of a share of Series A Participating Cumulative Preferred Stock of Telco (the "Associated Rights")) will be converted into and become exchangeable for that number of shares of Company common stock equal to (the "Exchange

                      WORLD ACCESS, INC. AND SUBSIDIARIES

Ratio") the quotient of $17.00 divided by the average of the last reported sale prices of one share of Company common stock on The Nasdaq National Market ("Nasdaq") during the period of the 20 most recent trading days ending three business days before the Effective Time (the "Market Price")(unless the Market Price exceeds $36.00 per share, in which case each outstanding share of Telco Common Stock will be converted in .4722 shares of Company common stock, or unless the Market Price is less than $29.00 per share, in which case each outstanding share of Telco Common Stock will be converted into .5862 shares of Company common stock), provided that (i) the nominal value of the consideration to be received by holders of Telco Common Stock will be no less than $12.00 per share (the "Minimum Nominal Value") and (ii) the Company may elect to pay cash in lieu of issuing shares of Company common stock so long as such cash does not comprise more than 55% of the total consideration to be received by Telco stockholders (based on the average of the high and low trading prices of the Company's common stock on the day the Merger is consummated). If the Company elects to pay cash in the Merger in lieu of issuing shares of Company common stock, then each share of Telco Common Stock will be exchanged for a pro rata portion of (i) the aggregate amount of cash that the Company elects to pay (subject to the 55% limitation described above) (the "Aggregate Cash Pool") and
(ii) the aggregate number of shares of Company common stock to be issued in the Merger, which will be equal to the number of shares of Company common stock that would have been issued in the Merger had the Company not elected to include cash in the merger consideration less that number of such shares having a value (based upon the Market Price) equal to the Aggregate Cash Pool. The consideration to be received by the Telco stockholders under the Merger Agreement is referred to herein as the "Merger Consideration". The Company will determine and publicly announce what portion (if any) of the Merger Consideration it will pay in cash on the third business day prior to the Effective Time. Also at the Effective Time, each outstanding option to purchase Telco Common Stock will be assumed by the Company and converted into an option to purchase shares of Company common stock as adjusted to account for the Exchange Ratio and the Minimum Nominal Value. The Company currently estimates that the total purchase price will be approximately $142.0 million. Based upon the Company's recent market prices of its common stock, As of the date of this Report, the Company expects to pay the Merger Consideration entirely in Company common stock.

     The Merger will be accounted for as a purchase. The purchase price will be allocated to the net assets acquired and to approximately $60.7 million of purchased in-process R&D. Purchased in-process R&D, which consists of the value of Telco's products in the development stage that are not considered to have reached technological feasibility, will be expensed upon completion of the Merger.

     The consummation of the Merger is subject to the approval by the respective stockholders of the Company and Telco, the approval by the stockholders of the Company of an increase in the authorized shares of common stock of the Company, and the satisfaction or waiver of customary conditions. The Merger is expected to be consummated on November 30, 1998.

NOTE 10.  COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. For the nine months ended September 30, 1998 and 1997, respectively, comprehensive and net income were the same for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. The Company believes that it is in the best interest of its stockholders to use these provisions in discussing future events in this Form 10-Q and other communications. These forward-looking statements include the Company's plans for growth, the potential for development, acceptance of the Company's products and other factors that could affect the Company's future operations or financial position.

     The Company's ability to achieve its goals depends on many known and unknown risks and uncertainties, as well as changes in general economic and business conditions. These factors could cause the anticipated performance and results of the Company to differ materially from those described or implied in such forward-looking statements.

     Factors that could cause or contribute to such differences include the risks and uncertainties described in the Company's SEC reports, including the Company's registration statements on Form S-4.

OVERVIEW

     The Company develops, manufactures and markets wireline and wireless switching, transport and access products for the global telecommunications markets. The products offered by the Company include those manufactured by the Company as well as those manufactured by other telecommunications equipment manufacturers. To support and complement its product sales, the Company also provides its customers with a broad range of design, engineering, manufacturing, testing, installation, repair and other value-added services.

     During 1995 and 1996, the Company completed strategic and financial restructuring programs to strengthen its management team, reposition the Company as a provider of telecommunications products, improve its financial condition, reduce its operating costs and position the Company for future growth. These programs were undertaken following the significant losses incurred by the Company in the early 1990s, primarily due to a discontinued smart pay telephone business, and to take advantage of the significant growth opportunities within the Company's existing customer base and related markets. In November 1994, the Company began to rebuild its management team and change its strategic focus. The Company strengthened its management team by appointing a new Chief Executive Officer and by recruiting and hiring a new President and Chief Operating Officer, Executive Vice President of Business Development and experienced product development and manufacturing professionals. These individuals, together with other key managers recruited into the Company, have brought significant experience in manufacturing and marketing telecommunications equipment to the Company.

     The Company acquired five businesses during 1995 to 1997 in an effort to broaden its line of switching, transport and access products, enhance its product development capabilities and strengthen its technical base. Effective May 1995, the Company acquired AIT, Inc. ("AIT"), a full service provider of Northern Telecom switching systems, add-on frames and related circuit boards; effective October 1995, the Company acquired Westec Communications, Inc. ("Westec"), a provider of wireless products and services primarily to the cable television industry; effective January 1996, the Company acquired Sunrise Sierra, Inc. ("Sunrise"), a developer and manufacturer of intelligent transport and access products; effective January 1997, the Company acquired Cellular Infrastructure Supply, Inc. ("CIS"), a provider of mobile network equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers; and effective August 1997, the Company acquired Galaxy Personal Communication Services ("Galaxy"), a RF engineering firm that provides system design, implementation, optimization and other value-added radio engineering and consulting services to the wireless service markets. The markets served by CIS and Galaxy complement the Company's traditional telephone service provider and private network operator markets.

     In the first quarter of 1998, the Company acquired ATI, a manufacturer of digital point-to-point microwave radio systems for short and long haul applications and a majority stake in NACT, a provider of advanced telecommunications switching platforms with integrated applications software. In May 1998, the

Company signed definitive agreements to acquire Resurgens, a facilities-based provider of international network access, commonly referred to in the industry as carriers' carrier. In June 1998, the Company signed a definitive agreement to acquire Telco, a manufacturer of asynchronous fiber optic systems and intelligent channel banks for the integrated access, high capacity multiplexer and Frame Relay/ATM access markets. These acquisitions have positioned the Company to offer its customers a complete telecommunications network solution, including proprietary equipment, planning and engineering services and access to international long distance. The Company currently anticipates the acquisitions of Telco and Resurgens to be consummated in November and December 1998, respectively.

     The Company realized significant improvements in its sales and operating results since 1994 as a result of the acquisitions and internal growth initiatives. The Company's total sales increased by 82.3% in 1997, 69.2% in 1996 and 97.2% in 1995. Total sales for the first nine months of 1998 increased by 46.9% over the last nine months of 1997. As the Company increased its product sales from 18.2% of total sales in 1994 to 84.6% of total sales in the first nine months of 1998, its gross profit margin before special charges increased from 12.9% in 1994 to 21.1% in 1995, 29.4% in 1996, 34.6% in 1997 and 42.6% in
the first nine months of 1998. As a percentage of total sales, the Company's operating income (loss) before special charges increased from (8.5%) in 1994 to 5.0% in 1995, 14.4% in 1996, 21.0% in 1997 and 27.2% in the first nine months of
1998. The Company will continue to seek further improvements in gross profit margin over time as product offerings include more internally developed, acquired and licensed products containing proprietary technology.

     Although the Company has aggressively pursued acquisitions in recent years, approximately 50% of the Company's total sales growth since 1994 has come from internal growth initiatives. The Company has had considerable success in growing businesses subsequent to their acquisition, due in part to the Company's ability to provide working capital, an extensive base of telecommunications customers and a broad range of support services.

     Since January 1, 1995, the Company has significantly strengthened its balance sheet through improved operating results, a $115.0 million sale of convertible subordinated notes, a $26.2 million secondary public equity offering, stock warrant and option exercises, and a five-year $10.0 million credit facility. The Company has used this capital for acquisitions and to support the working capital requirements associated with the Company's growth. The Company's working capital and stockholders' equity have increased from $2.3 million and $1.2 million, respectively, at December 31, 1994 to $124.3 million and $123.3 million, respectively, at September 30, 1998.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's operating results have fluctuated significantly in the past. As the Company increases its number of telecommunications product offerings, its future operating results may vary significantly depending on factors such as the timing and shipment of significant orders, new product offerings by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the availability of new technologies, the mix of distribution channels through which the Company's product are sold, the inability to obtain sufficient supplies of sole or limited source components for the Company's products, gains or losses of significant customers, the timing of customers' upgrade and expansion programs, changes in the level of operating expenses, the timing of acquisitions, seasonality and general economic conditions.

     The Company's sales during the first nine months of 1998 included approximately $54.0 million from its AIT and CIS subsidiaries. AIT sells new and used Northern Telecom switching systems, add-on frames and circuit cards. CIS sells re-engineered cellular base stations and related mobile network equipment. These operations depend on a consistent supply of equipment to sustain their revenue levels. Additionally, individual sales by AIT and CIS are relatively large ($500,000 to $2.0 million), which subjects the Company to the risk of revenue fluctuations in the event that customers adjust the timing of their orders.

RESULTS OF OPERATIONS

     The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of total revenues:

STATEMENT OF OPERATIONS DATA:

                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                               ------------------       ------------------
                                                1998        1997         1998        1997
                                               ------      ------       ------      ------
Sales of products............................   85.7%       77.2%        84.6%       78.2%
Service revenues.............................   14.3        22.8         15.4        21.8
                                               -----       -----        -----       -----
       Total sales...........................  100.0       100.0        100.0       100.0
Cost of products sold........................   46.4        44.8         46.7        47.1
Cost of services.............................   10.9        17.3         13.2        17.9
                                               -----       -----        -----       -----
       Total cost of sales...................   57.3        62.1         59.9        65.0
                                               -----       -----        -----       -----
       Gross profit..........................   42.7        37.9         40.1        35.0
Engineering and development..................    3.4         2.2          3.2         1.9
Selling, general and administrative..........   10.8         9.2         10.0         9.6
Amortization of goodwill.....................    2.1         2.0          2.2         1.7
In process research and development..........     --          --         36.5          --
Special charges..............................     --          --          2.3          --
                                               -----       -----        -----       -----
       Operating income (loss)...............   26.4        24.5        (14.1)       21.8
Interest and other income....................    1.7         0.9          2.1         1.2
Interest expense.............................   (3.0)       (0.2)        (3.4)       (0.1)
                                               -----       -----        -----       -----
       Income (loss) before income taxes and
          minority interest..................   25.1        25.2        (15.4)       22.9
Income taxes.................................   10.0         9.3          8.4         8.4
                                               -----       -----        -----       -----
       Income (loss) before minority
          interests..........................   15.1        15.9        (23.8)       14.5
Minority interests in earnings of
  subsidiary.................................    2.0          --          1.9          --
                                               -----       -----        -----       -----
       Net income (loss).....................   13.1%       15.9%       (25.7)%      14.5%
                                               =====       =====        =====       =====

OTHER DATA:

Gross margin (before special charges)
  Products...................................   45.8%      41.9%       45.9%      39.7%
  Services...................................   24.0       24.3        24.1       17.9

  THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Sales. Total sales increased $26.4 million, or 96.2%, to $53.8 million in the third quarter of 1998 from $27.4 million in the third quarter of 1997. The percentage of product sales to total sales increased to 85.7% in the third quarter of 1998 from 77.2% in the third quarter of 1997.

     Product sales increased $24.9 million, or 117.8%, to $46.1 million in the third quarter of 1998 from $21.2 million in the third quarter of 1997. The increase related to digital radio systems sold by ATI, which was acquired effective January 29, 1998, switching products sold by NACT, which was acquired effective February 28, 1998, and an increase in sales of cellular equipment sold by CIS.

     Service revenues increased $1.4 million, or 23.1%, to $7.7 million in the third quarter of 1998 from $6.3 million in the third quarter of 1997. The increase related to facility management services provided by NACT, which was acquired effective February 28, 1998, and additional incremental revenues from Galaxy. The increase was offset by a decline in electronic manufacturing revenues resulting from a strategic decision to begin utilizing the Company's manufacturing capacity for new World Access products rather than service outside contract manufacturing customers.

     Gross Profit. Gross profit increased $12.6 million, or 121.0%, to $23.0 million in the third quarter of 1998 from $10.4 million in the third quarter of 1997. Gross profit margin increased to 42.7% in the third quarter of 1998 from 37.9% in the third quarter of 1997. The improved performance resulted from the 96.2% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

     Gross profit margin on products sold increased to 45.8 % in the third quarter of 1998 from 41.9% in the third quarter of 1997. The improved margin performance relates to the switching products sold by NACT and an increase in sales of cellular equipment sold by CIS. The increase was partially offset by the digital radio systems sold by ATI, which included sales of the new WavePLEX radio system which carries a lower profit margin in its infancy until costs are reduced by increased production.

     Gross profit margin on service revenues decreased to 24.0% in the third quarter of 1998 from 24.3% in the third quarter of 1997. The decrease is due to facilities management services from NACT. Gross margins related to the services provided by NACT are lower on average than those of the Company's other service businesses.

     Engineering and Development. Engineering and development expenses increased $1.2 million, or 197.0%, to $1.8 million in the third quarter of 1998 from $605,000 in the third quarter of 1997. The increase in expenses was attributable to the acquisition of NACT and ATI and the further expansion of a corporate product development group during 1998. Engineering and development expenses increased to 3.4% of total sales in the third quarter of 1998 from 2.2% of total sales in the third quarter of 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.3 million, or 131.2%, to $5.8 million in the third quarter of 1998 from $2.5 million in the third quarter of 1997. The increase primarily related to expenses associated with the operations of ATI and NACT, which were acquired in early 1998, the Company's continued expansion of a dedicated international sales and marketing group and corporate business development function. As a percentage of total sales, selling, general and administrative expenses increased to 10.8% in the third quarter of 1998 from 9.2% in the third quarter of 1997.

     Amortization of Goodwill. Amortization of goodwill increased $585,000 to $1.1 million in the third quarter of 1998 from $546,000 in the third quarter of 1997, primarily as a result of the goodwill generated in connection with the ATI and NACT acquisitions.

     Operating Income. Operating income increased $7.5 million, or 111.5%, to $14.2 million in the third quarter of 1998 from $6.7 million in the third quarter of 1997. Operating income margin increased to 26.4% in the third quarter of 1998 from 24.5% in the third quarter of 1997.

     Interest and Other Income. Interest and other income increased $660,000, or 268.1%, to $906,000 in the third quarter of 1998 from $246,000 in the third quarter of 1997 due to increased invested cash balances of the Company, resulting primarily from proceeds received from a $115.0 million private debenture offering completed in September 1997.

     Interest and Other Expense. Interest and other expense increased to $1.6 million in the third quarter of 1998 from $45,000 in the third quarter of 1997. The increase is related to the $115.0 private debenture offering completed in October 1997.

  NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Sales. Total sales increased $65.4 million, or 91.2%, to $137.1 million in the first nine months of 1998 from $71.7 million in the first nine months of 1997. The percentage of product sales to total sales increased to 84.6% in the first nine months of 1998 from 78.2% in the first nine months of 1997.

     Product sales increased $59.9 million, or 106.7%, to $116.0 million in the first nine months of 1998 from $56.1 million in the first nine months of 1997. The increase related to digital radio systems sold by ATI, which was acquired effective January 29, 1998, switching products sold by NACT, which was acquired effective February 28, 1998, and an incremental increase in sales of cellular equipment sold by CIS.

     Service revenues increased $5.5 million, or 35.2%, to $21.1 million in the first nine months of 1998 from $15.6 million in the first nine months of 1997. The increase related to facility management services provided by NACT, which was acquired effective February 28, 1998, and additional incremental revenues from Galaxy. The increase was offset by a decline in electronic manufacturing revenues resulting from a strategic decision to begin utilizing the Company's manufacturing capacity for new World Access products rather than service outside contract manufacturing customers.

     Gross Profit. Gross profit increased $29.9 million, or 119.4%, to $55.0 million in the first nine months of 1998 from $25.1 million in the first nine months of 1997. Gross profit margin increased to 40.1% in the first nine months of 1998 from 35.0% in the first nine months of 1997. Gross profit margin excluding special charges was 42.6% in the first nine months of 1998. The improved performance resulted from the 91.2% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

     Gross profit margin on products sold increased to 44.8% in the first nine months of 1998 from 39.7% in the first nine months of 1997. Gross profit margin excluding special charges was 45.9% in the first nine months of 1998. The improved margin performance relates to the switching products sold by NACT and an increase in sales of cellular equipment sold by CIS. The increase was partially offset by the digital radio systems sold by ATI, which included sales of the new Compact WavePLEX radio system which carries a lower profit margin in its infancy until costs are reduced by increased production.

     Gross profit margin on service revenues decreased to 14.5% in the first nine months of 1998 from 17.9% in the first nine months of 1997. Gross profit margin excluding special charges was 24.1% in the first nine months of 1998. The improvement was due to the addition of revenues of Galaxy, which was acquired effective July 1, 1997.

     Engineering and Development. Engineering and development expenses increased $3.0 million, or 224.4%, to $4.4 million in the first nine months of 1998 from $1.4 million in the first nine months of 1997. The increase in expenses was attributable to the acquisition of NACT and ATI and the further expansion of a corporate product development group during 1998. Engineering and development expenses increased to 3.2% of total sales in the first nine months of 1998 from 1.9% of total sales in the first nine months of 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.9 million, or 100.2%, in the first nine months of 1998 to $13.7 million in the first nine months of 1998 from $6.8 million in the first nine months of 1997. The increase primarily related to expenses associated with the operations of ATI and NACT, which were acquired in early 1998, and the Company's continued expansion of a dedicated international sales and marketing group and corporate business development function. As a percentage of total sales, selling, general and administrative expenses increased to 10.0% in the first nine months of 1998 from 9.6% in the first nine months of 1997.

     Amortization of Goodwill. Amortization of goodwill increased $1.8 million to $3.0 million in the first nine months of 1998 from $1.2 million in the first nine months of 1997, primarily as a result of the goodwill acquired in connection with the ATI and NACT acquisitions.

     Operating Income Before Special Charges. Operating income before special charges increased $21.5 million, or 137.9%, to $37.2 million in the first nine months of 1998 from $15.7 million in the first nine months of 1997. Operating income margin before special charges increased to 27.2% in the first nine months of 1998 from 21.8% in the first nine months of 1997.

     Interest and Other Income. Interest and other income increased $2.1 million, or 244.7%, to $2.9 million in the first nine months of 1998 from $835,000 in the first nine months of 1997 due to increased invested cash balances of the Company, resulting primarily from proceeds received from a $115.0 million private debenture offering completed in October 1997.

     Interest and Other Expense. Interest and other expense increased $4.6 million to $4.7 million in the first nine months of 1998 from $95,000 in the first nine months of 1997. The increase is primarily due to the $115.0 million private debenture offering completed in October 1997.

PURCHASED IN-PROCESS R&D

     Special charges in the first quarter of 1998 included $50.0 million for in-process research and development related to the first quarter 1998 acquisitions of a 67.3% interest in NACT and ATI (see Note 2 to the "Financial Statements"). Purchased in-process research and development, which consists of the value of NACT and ATI products in the development stage that are not considered to have reached technological feasibility, were expensed in accordance with applicable accounting rules. The Company expects to record an additional in-process research and development charge of approximately $20.0 million in the fourth quarter of 1998 in connection with the acquisition of the remaining 32.7% of NACT.

     The Income Approach was utilized to value the acquired research and development technologies in the NACT Acquisition. The Income Approach values technologies by projecting the potential cash flows related to those technologies and discounting the cash flows to their present values using a discount rate reflective of the risk of achieving the cash flows. The projected cash flows include estimates of the remaining costs to complete the in-process technologies.

     NACT provides advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities. NACT designs, develops, and manufacturers all hardware and software elements necessary for a fully integrated, turnkey telecommunications switching solution. The nature of the in-process research and development was such that technological feasibility had not been attained as of the date of Acquisition. Failure to attain technological feasibility, especially given the high degree of customization required for complete integration into the NACT solution, would have rendered partially designed hardware and software useless for other applications. Incomplete design of hardware and software coding would create a non-connective, inoperable product that would have no alternative use.

     NACT's business plan called for a shift in market focus to larger customers, both domestic and international; therefore, NACT had numerous projects in development at the time of the acquisition. Additionally, the pending completion of a major release of NACT's billing system required significant development efforts to ensure continued integration with NACT's product suite.

     NACT had nine principal projects in the development pipeline at the time of acquisition. Most major projects had several ongoing sub-projects (e.g., a hardware design project and a software design project). These projects included significant redevelopment of some existing products and the creation of new products. The research and development projects were at various stages of development. Most new or redeveloped products were scheduled for release in 1998, while several others were scheduled for release in 1999. None of the in-process projects considered in the write-off had attained technological feasibility.

     For all in-process technologies, management estimated remaining costs to complete. These estimates were $3.3 million for 1998, and $1 million for 1999. The expected sources of funding were scheduled research and development expenses from the operating budget of NACT provided by the operating assets and liabilities of NACT.

     The Income Approach was also used to value the acquired research and development technologies in the ATI acquisition.

     ATI develops and manufactures a series of high-performance digital microwave/millimeter radio equipment. Their products reach across all frequency bands and data rates and offer numerous features. The nature of the in-process research and development was such that technological feasibility had not been attained as of the date of Acquisition. Failure to attain technological feasibility would have rendered partially designed equipment useless for other applications. ATI's products are designed for specific frequency bandwidths and, as such, are highly customized to those bandwidths and the needs of customers wishing to operate in them. Products only partially completed for certain bandwidths cannot be used in other bandwidths.

     At the time of acquisition, ATI's primary product lines were FSK+, Compact, and QAM. ATI's management determined the following percentages of each product line were in-process technologies:

FSK+:                                            15.0% of units in development
Compact:                                         95.0% of units in development
QAM:                                             100.0% of units in development

     Between each product line, various stages of development had been reached. Additionally, within each product line, different units had reached various stages of development. Of the products management considered in-process, none had attained technological feasibility.

     For all in-process products, management estimated remaining costs to complete to be $3.1 million for 1998, $7.2 million for 1999, $7.6 million for 2000, $5.1 million for 2001, and $1.1 million for 2002. The expected sources of funding were scheduled R&D expenses from the operating budget of ATI provided by the operating assets and liabilities of ATI.

SPECIAL CHARGES

     In January 1998, the Company's senior management decided that the following actions were necessary to streamline operations and position the Company to service anticipated sales growth:

     - Close down the existing Orlando, Florida manufacturing and repair facility. Move the manufacturing of certain World Access products to the company's Alpharetta, Georgia manufacturing facility.

     - Exit the contract manufacturing business.

     - Close down four Lakeland, Florida facilities and move AIT operations to a new facility in Orlando, Florida. Repair operations would be integrated with AIT in this new facility.

     - Close down Westec's facility in Scottsdale, Arizona and integrate its operations into ATI's facility in Wilmington, Massachusetts.

     Shortly thereafter, senior management informed the operating management of the applicable divisions. All Orlando and Lakeland employees were informed in January and Westec employees were informed in February (subsequent to the closing of the ATI acquisition).

     Management carefully reviewed the provisions of EITF 94-3 in determining which costs related to the above actions should be included in a first quarter special charge. No costs were included in the charge that would derive future economic benefit to the Company, e.g., relocation of existing employees, recruiting and training of new employees and facility start-up costs. The special charge consisted of:

  Obsolete and redundant inventories........................  $3,360,000
  Severance and termination benefits........................     550,000
  Idle facility costs.......................................   1,340,000
  Idle equipment costs......................................   1,350,000
                                                              ----------
                                                              $6,600,000
                                                              ==========

     Severance and termination benefits were clearly communicated up front to the approximately 60 employees who lost their jobs as a direct result of the consolidations. Affected employees were notified shortly after the January and February employee meetings. Benefits were determined consistent with the Company's severance policy of one week of pay for each full year of service (minimum of two weeks) and continued benefits through the month severance pay is exhausted. Approximately 10 of these employees were involuntarily terminated in February and March, approximately 40 employees were involuntarily terminated in April and approximately 10 employees were involuntarily terminated in June. The Orlando and Lakeland facilities were closed in April and the Scottsdale facility was closed in June. The actual severance and termination benefit costs incurred by the Company were not materially different from the $550,000 recorded in the special charge.

     The idle facility and equipment portion of the special charge included the write-off of "old Orlando", Lakeland and Scottsdale leasehold improvements, provisions for the estimated costs to terminate idle facility and equipment leases, the write-off of Orlando manufacturing equipment not relocated to the company's Alpharetta facility and certain phase-down expenses associated with the six facilities closed down. As of the date of this Report, the Company does not expect the actual costs for these items to be materially different from amounts recorded in the special charge.

     As previously noted, all activities that resulted in the first quarter special charge were completed by the Company as of June 30, 1998. Of the $3,240,000 special charge, approximately $1.4 million related to assets directly written-off of amounts charged to the reserve in the first quarter. As of September 30, 1998, the accrual for special charges was approximately $375,000, which consisted primarily of lease termination losses expected to be incurred.

LIQUIDITY AND CAPITAL RESOURCES

     Overview. Cash management is a key element of the Company's operating philosophy and strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased product development, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. As of September 30, 1998, the Company had $62.0 million of cash and investments to support its current working capital requirements and strategic growth initiatives.

     Operating Activities. Cash provided from operating activities was $7.6 million in the first nine months of 1998 as compared to cash used by operations of $4.1 million in the first nine months of 1997.

     Accounts receivable increased $26.4 million, or 130.4%, to $46.7 million at September 30, 1998 from $20.3 million at December 31, 1997. This was due to the acquisitions of NACT, ATI and Galaxy and increased sales activity at the Company (third quarter 1998 sales were $53.9 million as compared to fourth quarter 1997 sales of $21.3 million). Average days sales outstanding at September 30, 1998 and December 31, 1997 were approximately 80 days. The Company's transition into equipment sales has caused an increase in days sales outstanding over the past 12 months. The Company's proprietary equipment sales tend to include longer payment terms than the historical repair and refurbishment businesses. In addition, the Company's sales to international customers have increased during the last twelve months. International sales generally have payment terms of 90 to 120 days. The Company also has recently begun to enter into long-term notes receivable with selected customers. To maximize cash flow, the Company sells the notes where possible on either a non-recourse or recourse basis to a third party financing institution. As of September 30, 1998, the Company has a contingent liability of approximately $10.0 million related to notes sold with recourse. The Company believes it has recorded sufficient reserves to recognize the current risk associated with these recourse sales.

     Inventories increased $24.9 million, or 111.0%, to $47.3 million at September 30, 1998 from $22.4 million at December 31, 1997. This increase was due to the acquisitions of NACT and ATI, a planned build-up of CDX switching and WX-5501 inventories and an increase in AIT and CIS inventories. The Company has also procured electronic component and other inventories to support the internal manufacturing of NACT's products which were previously outsourced. The increases above were offset by the $3.4 million provision for obsolete and redundant inventories related to the consolidation program initiated in the first quarter of 1998 (see Special Charges).

     Investing Activities. Cash used by investing activities, primarily for the acquisitions of businesses, was $83.5 million and $6.0 million for the first nine months of 1998 and 1997, respectively.

     On December 31, 1997, the Company entered into a stock purchase agreement with GST and GST USA to acquire 5,113,712 shares of NACT common stock owned by GST USA, representing approximately 63% of the outstanding shares of NACT common stock (the "NACT Stock Acquisition"). On February 27, 1998 the NACT Stock Acquisition was completed with GST USA receiving $59.7 million in cash and 1,429,907 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $26.9 million. This transaction increased the Company's ownership of NACT to 67.3%.

     On February 24, 1998 the Company entered into a merger agreement with NACT pursuant to which the Company agreed to acquire all of the shares of NACT common stock not already then owned by the Company or GST USA (the "NACT Merger"). On October 28, 1998, the NACT Merger was completed whereby the Company issued 2,790,182 shares of the Company's common stock valued at approximately $46.7 million for the remaining minority interest of NACT.

     On December 24, 1997, the Company entered into an agreement to acquire ATI. On January 29, 1998, the transaction was completed in its final form whereby ATI was merged with and into CIS (the "ATI Merger"). In connection with the ATI Merger, the stockholders of ATI received approximately $300,000 and 424,932 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $6.5 million.

     In addition to the 424,932 shares noted above, the stockholders of ATI were issued 209,050 restricted shares of the Company's common stock. These shares were immediately placed into escrow and will be released to the stockholders of ATI contingent upon the realization of predefined levels of pre-tax net income from ATI's operations during calendar years 1998 and 1999.

     In December 1997, the Company loaned ATI approximately $4.5 million. ATI used $2.6 million of the proceeds to pay off its line of credit with a bank and the remainder for working capital purposes. The note receivable from ATI is included in Other assets on the Company's December 31, 1997 balance sheet. During the first quarter of 1998, the note receivable was included in the Company's purchase price of ATI.

     During the first nine months of 1998 and 1997, the Company invested $8.5 million and $1.9 million, respectively, in capital expenditures. The Company has invested approximately $4.2 million during 1998 related to the establishment of the new manufacturing facility in Alpharetta, Georgia. The remaining expenditures during 1998 were primarily for computer network and related communications equipment designed to upgrade the Company's management information systems and facilitate the integration of acquisitions, and facility improvements required in connection with the Company's growth.

     The Company began capitalizing software development costs in the fourth quarter of 1997 in connection with its increased focus on developing proprietary technology and products. Software development costs are capitalized upon the establishment of technological feasibility of the product. During the first nine months of 1998, the Company capitalized approximately $3.1 million of software development costs.

     Financing Activities. Cash provided from financing activities was $16.3 million and $3.5 million for the first nine months of 1998 and 1997, respectively.

     On October 1, 1997, the Company sold $100.0 million in aggregate principal amount of convertible subordinated notes (the "Notes") under Rule 144A of the Securities Act of 1933. The Notes bear interest at the rate of 4.5% per annum, are convertible into Company common stock at an initial price of $37.03 per share and mature on October 1, 2002. Interest on the Notes is payable on April 1 and October 1 of each year. The Notes are general unsecured obligations of the Company and are subordinate in right of payment to all existing and senior indebtedness. The Company received $97.0 million from the sale of the Notes, after the initial purchasers' discount fees of $3.0 million.

     In addition to the Notes sold on October 1, 1997, the Company granted the initial purchasers an option to purchase up to an additional $15.0 million in Notes to cover over-allotments. On October 28, 1997, the initial purchasers exercised the over-allotment option in full and the Company received an additional $14.6 million, after the application of the initial purchasers' discount fees.

     The total discount fees of $3,450,000, along with approximately $550,000 of legal, accounting, printing and other expenses (the "Debt issuance costs") are being amortized to expense over the five year term of the Notes. Debt issuance costs of approximately $3.2 million, net of amortization, are included in Other assets on the Company's September 30, 1998 balance sheet.

     As of September 30, 1998, the Company had borrowings of $2.4 million outstanding under its $10.0 million revolving line of credit. Borrowings under the Company's line of credit are secured by a first lien on substantially all the assets of the Company. The bank agreement, which expires in March 2001, contains standard lending covenants, including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/2%, at the option of the Company.

     During the first nine months of 1998 and 1997, the Company received approximately $19.7 million and $9.4 million, respectively, in cash, including related federal income tax benefits, from the exercises of incentive and non-qualified stock options and warrants by the Company's directors and employees.

     Income Taxes. As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees, the Company has realized a federal income tax benefit of approximately $11.6 million for the first nine months of 1998. Although this tax benefit does not have any effect on the Company's provision for income tax expense, it represents a significant cash benefit to the Company. This tax benefit is accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value.

     Summary. The Company's improved operating performance and completion of the sale of $115.0 million of Notes in 1997 has significantly enhanced its financial strength and improved its liquidity. The Company believes that existing cash balances and cash projected to be generated from operations will provide the Company with sufficient capital resources to support its current working capital requirements and business plans for at least the next 12 months.

YEAR 2000

     As a result of certain computer programs being written using two digits rather than four to define the applicable year, any of the Company's computer systems that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This causes programs that perform arithmetic operations, comparisons or date sorts to possibly generate erroneous results when the program is required to process dates from both centuries. This could result in a system failure, incorrect data and other business disruptions, including, among other things, a temporary inability to procure materials, process transactions, send invoices and service customers.

     The Company is in the process of evaluating its operating systems to determine what modifications are necessary to make such systems compatible with the year 2000 requirements. These systems include business information systems, development tools and test beds, and manufacturing equipment and processes. The Company has recently implemented a new business information system at several of its locations that is certified to be year 2000 compliant by its supplier. Independent tests by the Company have verified this compliance and the system is expected to deployed company-wide by mid-1999. The Company plans on engaging an outside consulting firm in November 1998 to perform a detailed year 2000 review of its development and manufacturing systems. The costs to ensure compliance of these systems (including computer equipment, software upgrades and assessment fees) by mid-1999 is currently estimated at approximately $700,000.

     In addition, the Company is in the process of developing a plan whereby it will review the year 2000 readiness of its customers and suppliers. In doing so, it will undertake appropriate internal reviews and will contact certain of its significant customers to assess, to the extent possible, Year 2000 Issues related to the Company's products. In that regard, the Company has identified that certain of its products, including NACT's NTS 1000 Billing System, are not year 2000 compliant. NACT is in the process of modifying the NTS 1000 Billing System to overcome the two digit limitation. This modification of the NTS 1000 software is anticipated to be completed by the first calendar quarter in 1999 at an estimated cost of $115,000. World Access is in the process of releasing new versions of such products and making necessary modifications to existing products to address the Year 2000 Issue. The Company expects that many of its customers will upgrade to the new products. However, there can be no assurance that the Company's customers will upgrade to the new year 2000 compliant products or that the modifications planned to the certain of the existing products will be successful or completed in a timely manner. Although the Company believes that it can address year 2000 readiness issues related to its products, there may still be disruptions and/or product failures that are unforeseen.

     The Company also intends to request assurances from its major suppliers that they are addressing the Year 2000 Issue and that the products and services procured or used by the Company will function properly or be available without interruption in the year 2000. A detailed questionnaire was mailed to all major suppliers in September 1998. Appropriate Year 2000 warranties will be requested from key suppliers to the Company. Nevertheless, it will be impossible to fully assess the potential consequences if service interruptions occur from suppliers or in infrastructure areas such as utilities, communications, transportation, banking and government. As a result, the Company also intends to develop a business continuity plan by mid-1999 to minimize the impact of such external events.

     While the Company's efforts to address Year 2000 Issues will involve additional costs and the time and effort of a number of employees, the Company believes, based on currently available information, that it will be able to properly manage its total year 2000 exposure. There can be no assurance, however, that the Company will be successful in its effort or that the computer systems of other companies on which the Company will rely will be timely modified, or that a failure to modify such systems by another company, or modifications that are incompatible with the Company's systems, would not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

     11  -- Computation of Earnings Per Share

     27.1 -- Financial Data Schedule (for SEC use only).

(B) Report on Form 8-K

     On February 13, 1998, Old World Access filed a report on Form 8-K, announcing that on January 29, 1998 the merger of ATI with and into CIS, a wholly-owned subsidiary of Old World Access was consummated, as amended by Amendment No. 1 thereto on Form 8-K/A filed on April 14, 1998, as further amended by Amendment No. 2 thereto on Form 8-K/A filed on September 3, 1998, relating to the audited financial statements of Advanced TechCom, Inc., and the unaudited pro forma financial statements of Old World Access.

     On February 20, 1998, the Company filed a report on Form 8-K announcing that Old World Access signed a letter of intent to acquire Cherry Communications Incorporated d/b/a Resurgens Communications Group ("RCG"). On May 18, 1998, Old World Access filed a report on Form 8-K announcing that Old World Access signed definitive agreements to acquire RCG and Cherry Communications U.K. Limited. On July 27, 1998, Old World Access filed a report on Form 8-K, as amended by Amendment No. 1 thereto on Form 8-K/A filed September 4, 1998, as further amended by Amendment No. 2 thereto on Form 8-K/A filed on September 25, 1998 relating to the audited combined financial statements of Resurgens and the unaudited pro forma financial statements of the Company.

     On June 8, 1998, Old World Access filed a report on Form 8-K, announcing that it had entered into a definitive agreement to acquire Telco Systems, Inc. On September 10, 1998, Old World Access filed a report on Form 8-K, as amended by Amendment No. 1 thereto on Form 8-K/A filed on September 25, 1998 relating to the audited consolidated financial statements of Telco Systems, Inc. and unaudited pro forma financial statements of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WORLD ACCESS, INC.

                                          By:     /s/ MARTIN D. KIDDER
                                            ------------------------------------
                                                      Martin D. Kidder
                                               Vice President and Controller

Dated: November 19, 1998