Form 10-K
period 1998-12-31
WORLD ACCESS INC /NEW/
filed 1999-04-09
CIK 1071645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-29782

                               WORLD ACCESS, INC.
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                              58-2398004
      (State of Incorporation)         (I.R.S. Employer Identification No.)

      945 EAST PACES FERRY ROAD
             SUITE 2200
             ATLANTA, GA                               30326
   (Address of Principal Executive                  (Zip Code)
               Offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of April 8, 1999 there were 44,854,797 shares of Common Stock outstanding. The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of April 8, 1999, as based on the average closing bid and ask prices, was approximately $332.9 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 1999 are incorporated into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WORLD ACCESS, INC.
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1    Business....................................................     1
Item 2    Properties..................................................    20
Item 3    Legal Proceedings...........................................    20
Item 4    Submission of Matters to a Vote of Security Holders.........    21
Item 4.5  Executive Officers of the Registrant........................    22

                                   PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    24
Item 6    Selected Financial Data.....................................    25
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    25
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risks.......................................................    49
Item 8    Financial Statements and Supplementary Information..........    50
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    88

                                   PART III
Item 10   Directors and Executive Officers of the Registrant..........    88
Item 11   Executive Compensation......................................    88
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................    88
Item 13   Certain Relationships and Related Transactions..............    88

                                   PART IV
Item 14   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    88

FORWARD LOOKING STATEMENTS

     This Form 10-K Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of World Access, Inc. (the "Company") for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized.

     Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the Company's dependence on (i) recently introduced products and products under development; (ii) successful integration of new acquisitions; (iii) the impact of technological change on the Company's products; (iv) changes in customer rates per minute; (v) termination of certain service agreements or inability to enter into additional service agreements; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides significant revenues to the Company; (x) highly competitive market conditions in the industry; and (xi) concentration of credit risk. The foregoing review of the important factors should not be considered as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS

     The Company provides international long distance voice and data services and proprietary network equipment to the global telecommunications markets. The Company's Telecommunications Group provides wholesale international long distance service through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. The Company's Equipment Group develops, manufactures and markets digital switches, billing and network telemanagement systems, cellular base stations, fixed wireless local loop systems, intelligent multiplexers, digital microwave radio systems and other telecommunications network products. To support and complement its product sales, the Company also provides its customers with a broad range of network design, engineering, testing, installation and other value-added services.

REORGANIZATION

     On October 28, 1998, World Access, Inc. reorganized its operations into a holding company structure and changed its name to WA Telcom Products Co., Inc. ("WA Telcom"). As a result of the reorganization, WA Telcom became a wholly-owned subsidiary of WAXS INC., which changed its name to World Access, Inc. and is the Company filing this Report. Pursuant to the reorganization, the Company exchanged each outstanding share of common stock of WA Telcom for one share of common stock of the Company, converted each option and warrant to purchase shares of common stock of WA Telcom into options and warrants to purchase a like number of shares of common stock of the Company, and fully and unconditionally guaranteed the payment of the $115.0 million aggregate principal amount 4.5% convertible subordinated notes dated October 1, 1997 (due 2002) previously issued by WA Telcom.

TELECOMMUNICATIONS GROUP INDUSTRY BACKGROUND

     The international long distance telecommunications services industry consists of all transmissions of voice and data that originate in one country and terminate in another. This industry is undergoing a period of fundamental change which has resulted in substantial growth in international telecommunications traffic. According to industry sources, worldwide gross revenues for providers of international telephone service were in excess of $65.0 billion in 1997. The volume of international traffic on the public telephone network is expected to grow at a compound annual growth rate of approximately 8.7% from 1998 through the year 2000.

     The strong growth experienced in the international telecommunications market is expected to continue into the foreseeable future, driven principally by the following factors:

          - Dramatic increases in the availability of telephones and the number of access lines in service around the world, stimulated by economic growth and technological advancements;

          - Opening of overseas telecommunications markets due to deregulation and the privatization of government-owned monopoly carriers, permitting the emergence of new carriers;

          - Rapid globalization of commerce, trade and travel, which is creating increased communications needs;

          - Reduction of international long distance rates, driven by competition and technological advancements, which is making international calling available to a much larger customer base and stimulating increasing traffic volumes;

          - Increased availability and quality of digital undersea fiber optic cable, which have enabled long distance carriers to improve the quality of their service while reducing customer access cost;

          - Worldwide proliferation of new communications services such as cellular telephones, facsimile machines, the Internet and other forms of data communications services; and

          - Rapidly increasing demand for bandwidth-intensive data transmission services, including the Internet.

     Bilateral operating agreements between international long distance carriers in different countries are key components of the international long distance telecommunications market. Under an operating agreement, each carrier agrees to terminate traffic in its country and provide proportional return traffic to its partner carrier. The implementation of a high quality international network, including the acquisition and utilization of digital undersea fiber optic cable and adherence to the technical recommendations of the International Telegraph and Telephone Consultative Committee of the International Telephone Union for signaling, protocol and transmission, is an important element in enabling a carrier to compete effectively in the international long distance telecommunications market.

     In February 1997, over 60 countries signed a global agreement on telecommunications under the auspices of the World Trade Organization (the "WTO"), which became effective February 5, 1998. The agreement seeks to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and to adopt pro-competitive regulatory principles. The Federal Communications Commission ("FCC") has adopted various rules designed to implement the principles of the WTO agreement.

EQUIPMENT GROUP INDUSTRY BACKGROUND

     The global telecommunications industry has undergone significant transformation and growth in recent years due to continued domestic deregulation, technological innovation and growth in international markets. In addition, business and residential demand for voice, data and video services has increased the need for additional systems capacity and network bandwidth to accommodate the provision of such services by telecommunications providers. The Company believes that these market forces will intensify in the foreseeable future and that an increased number of telecommunications service providers, the availability of new services and strong international demand for the deployment of basic telephone service will provide the Company with extensive opportunities to sell its wireline and wireless switching, transport and access products in the United States and in international markets.

     Domestic Deregulation. The number of telecommunications service providers continues to increase as a result of the federal and state deregulation of the United States telecommunications industry. Changes in federal and state regulations have created the opportunity for a number of new network operators to enter the market and have fostered competition between both new and established network operators. The Telecommunications Act of 1996 ("Telecommunication Act") permits local and long distance telecommunications companies, cable television companies and electric utility companies, subject to certain conditions designed to facilitate local exchange competition, to compete with each other to provide local and long distance telephony, data and video services. The Telecommunications Act has also contributed to an increasing number of mergers and acquisitions among large telecommunications service providers. As a result, certain providers have changed key network technology already in place to optimize efficiency and network compatibility.

     To accommodate the demand for enhanced wireless services, the FCC auctioned additional spectrum licenses for wireless communications in recent years, potentially increasing the number of operators competing in each metropolitan statistical area from two to eight. In addition, the FCC has announced plans to auction additional spectrum in the future. Changes in FCC and certain state public utility commission regulations governing interconnections have created opportunities for the Regional Bell Operating Companies ("RBOCS") and other local exchange carriers to provide services in markets and geographic regions in which they traditionally have been prohibited. In addition, such changes have allowed local exchange carriers, inter-exchange carriers, competitive access providers, cable television companies and other telecommunications service providers to enter these same markets and regions. The Company believes that the Telecommunications Act, together with FCC and other government initiatives, will increase the demand for telecommunications systems and services as network operators respond to the changing competitive environment by constructing new or enhancing existing networks and increasing the available bandwidth to meet customer demand for voice, data and video services.

     Technological Innovation. In recent years, there have been a number of significant developments relating to telecommunications technology, including the continuing miniaturization of large scale integrated circuits, the development of lower cost, higher capacity memory devices and microprocessors and new network protocols such as spread spectrum Code Division Multiple Access ("CDMA"), which are now available to offer improved performance and increased security. These developments have lowered the cost of delivering multifunctional services combining voice, data and video. In addition, new low cost, modular, software-driven products (so-called "intelligent" products) can be readily upgraded to provide additional revenue generating features such as call waiting, call forwarding and caller-ID without having to undertake costly hardware replacement. Moreover, the increasing use of wireless systems and technology permits the more rapid deployment of telecommunications systems at lower costs than traditional wireline networks.

     These technological advances make it possible for products to facilitate the delivery of telecommunications services and create new network configuration options. For example, Integrated Services Digital Network ("ISDN") service allows for the dynamic allocation of bandwidth between, and simultaneous transmission of, any combination of voice, data and video, and individual call set-up permits users to easily designate and change the service configuration. Other new advanced technologies include Asymmetrical Digital Subscriber Line ("ADSL"), a communications technology which permits the transmission of information at rates up to 50 megabits per second over existing copper wires, and High-Speed Digital Subscriber Line ("HDSL"), a communications technology which permits the digital transmission of information over longer distances without adding signal regenerator equipment. These new technologies create additional demands for switching systems, intelligent multiplexers and digital loop carriers. In addition, cable television companies are beginning to expand beyond one-way broadcast to provide interactive services using high-speed cable modems and have announced plans to provide telephony and high speed data services.

     Growth in International Markets. The Company believes that international markets represent significant opportunities for growth, particularly in Latin America and other developing areas. Advances in radio and antenna technology in recent years have made it possible for carriers to provide basic communications access with wireline quality without the construction cost and obstacles associated with establishing a wireline grid, thereby further encouraging the deployment of telecommunications networks in developing countries. The governments of a number of developed and developing countries have privatized, or are in the process of privatizing, their state-owned telecommunications service providers and have granted, or are in the process of granting, licenses to new network operators to compete with them. In many instances, as part of the privatization, these governments have imposed service requirements on all network operators, resulting in an acceleration of capital expenditures on new or expanded network systems.

TELECOMMUNICATIONS GROUP SERVICES

     The Company's Telecommunications Group was established in December 1998 in connection with the acquisition of Cherry Communications Incorporated, d/b/a Resurgens Communications Group ("RCG"), and Cherry Communications U.K. Limited ("Cherry U.K.", and together with RCG, "Resurgens"). RCG operated under Chapter 11 bankruptcy protection from October 1997 to December 1998, with debtor-in-possession financing provided by a wholly-owned subsidiary of MCI WorldCom, Inc. ("WorldCom"), its largest creditor. John D. Phillips, who was appointed the Company's President and Chief Executive Officer in December 1998, was appointed President and Chief Executive Officer of Resurgens in October 1997 and oversaw a restructuring program that consisted of the recruitment of an experienced management team, a complete redesign of Resurgens' operating network, the installation of a new and accurate billing system, the establishment of a network management center and the negotiation of new direct connectivity agreements. Resurgens' monthly revenues increased from a nominal amount in early 1998 to in excess of $20.0 million in December 1998 as a result of the restructuring program.

     The Telecommunications Group is a facilities-based international long distance carrier, offering wholesale switched voice and data services, primarily to U.S.-based long distance carriers. International long distance service is terminated in foreign countries through a combination of owned and leased domestic and international network facilities (including international switching facilities and digital undersea fiber optic cable), various foreign termination relationships, and resale arrangements with other international long distance providers.

     The Telecommunications Group owns or leases gateway switching facilities in Los Angeles, Dallas, Chicago, Newark and London, England. This internal network consists of an international gateway switch in each city linked by leased inter-machine trunking facilities and owned trans-Atlantic cable facilities. These switches serve as customer "meet points" and digital routing facilities for transmission of calls to their ultimate destination via cost efficient routing. Additionally, the switches record call data for monitoring customer usage, reviewing transmission route implementation, customer billing and analysis of vendor invoices for accuracy. The multiple switch configuration provides redundant capability to minimize the effect of network component failure. The network switches are currently equipped at approximately 65% of maximum port capacity.

     The Telecommunications Group's Network Operations Center in San Francisco is in place to ensure the integrity of the internal network and the quality of the services provided. The Center operates 24 hours a day, seven days a week and is staffed with experienced technicians and customer service personnel.

     The Telecommunications Group also owns an Indefeasible Right of Use ("IRU") in Globesystem Atlantic to connect its domestic switches with the United Kingdom. This submarine fiber optic system is composed of two cables, (i) CANTAT-3, which links Europe with Canada, and (ii) CANUS-1, which links Canada with the United States. The owned trans-Atlantic capacity is three digital signal level 3's ("DS3"). Capacity of one DS3 refers to a transmission rate of 44 million bits per second with 672 channels. This IRU allows calls to be delivered on a more cost effective basis when compared to other short-term variable arrangements.

     The Telecommunications Group's long distance traffic is terminated through agreements with other carriers. These include agreements directly with a wholly-owned or partially-owned government carrier such as Post Telegraph & Telephone operators (a "PTT Direct") or with a licensed alternative long-distance carrier (a "Carrier Direct", and together with a PTT Direct, a "Direct"). Transit agreements are also in place with PTTs for termination services in which the PTT acts as an intermediary for delivery to other destination countries (a "Direct Transit"). Agreements with carriers who act as intermediaries for other carriers are also used ("Resale Agreements"). These arrangements all provide for termination on a variable, per minute basis with rates being set for different termination points.

     A combination of PTT Directs, Carrier Directs, Direct Transits and Resale Agreements is used to take advantage of price opportunities available in the market. These are generally provided by carriers who target specific geographic regions to achieve low-cost termination facilities, carriers who presently have under-utilized facilities and carriers who have made volume commitments to achieve favorable pricing. As of March 30, 1999, the Telecommunications Group had PTT Directs, Carrier Directs, Direct Transits and Resale Agreements to terminate traffic in more than 200 countries.

     For selected financial information for each of the Company's segments, refer to "Part II -- Item 6. Selected Financial Data."

EQUIPMENT GROUP PRODUCTS AND SERVICES

     The Company's Equipment Group offers wireline and wireless switching, transport and access products for the global telecommunications marketplace. These products allow telecommunications service providers to build and upgrade their networks to provide a wide range of voice, data and video services to business and residential customers. Prior to 1998, a significant portion of the products sold by the Company was Northern Telecom switching products and reengineered cellular base stations and related mobile network equipment. As a result of the Company's acquisitions of Advanced TechCom, Inc. ("ATI"), NACT Telecommunications, Inc. ("NACT") and Telco Systems, Inc. ("Telco") during 1998, and the strategic decision made in December 1998 to sell its wireline switch resale business (see "-- Discontinued Operations"), the Equipment Group's products are now predominantly proprietary in nature and include advanced technology platforms and software applications.

     Switching Products. The Equipment Group markets digital telephone switching products that are used for local, tandem, toll and cellular applications. The switching product line consists of the STX switching system, NTS billing systems and the CDX switch. Current users of the Company's switching products are primarily U.S.-based local exchange carriers, inter-exchange carriers, competitive access providers, private network operators and other telecommunications service providers.

     NACT's STX Switching System ("STX") consists of a switching hardware platform and an integrated suite of applications software. The Company sells an optional companion Master Control Unit ("MCU") to integrate and service multiple STXs and to add redundancy to the network. The Company believes that the STX offers value added features and capacity at price points typically below those offered by its competitors. The STX hardware platform can operate on a standalone basis with a port capacity of 1,920. An optional MCU can link up to three STXs, which can be served by a common database for a total system capacity of 5,760 ports. The STX is also designed to work seamlessly with NACT's NTS billing systems.

     The suite of STX applications software consists of over one million lines of code. This software supports major application features that are fully integrated and interoperable. The major applications features include: equal access calling (1+), automated operator (0+), live operator service provider support (0--), real-time validation of credit card and billing numbers, prepaid debit cards, prepaid cellular, international call back, phone centers, real-time rating, fraud minimization, external computer application programming interfaces, call reorigination, and integrated audio with 22 languages. Interoperability enables several applications packages to be used in conjunction with each other. Almost all features are implemented in software, allowing unlimited capability for enhancement and customization.

     The MCU allows interconnectivity between multiple STX platforms and permits database information to become centralized by connecting co-located systems. Interconnectivity permits expanded carrier call routing. With more ports available due to the MCU, the likelihood of a caller receiving a "system busy" signal is essentially eliminated. Downtime of a single switch has minimal caller impact when proper carrier management is used.

     The STX applications platform has been developed to allow multiple application packages to run simultaneously and in a seamless fashion. An example would be a client wishing to use international call back/reorigination, with the assistance of an operator to place the call, and the cost of the call being debited from the client's prepaid calling account. Virtually all features are implemented in the software allowing unlimited capability for enhancement and customization.

     The NTS 1000 Billing System ("NTS 1000") is a call rating, accounting, switch management, invoicing and traffic engineering system designed to process the day-to-day operations of a small-to-medium sized long distance company. The NTS 1000 can collect calls from most major switching platforms, including the STX, and can rate all types of call traffic and, using a sophisticated rating engine, provide the owner with a highly flexible and completely customized rating capability. The accounting system handles all of the required information for managing a long distance customer base including configuration of authorization codes, accounts receivable, and management of delinquent accounts. A major feature of the NTS 1000 is its switch management capability. When coupled with the STX, information that has been entered into the NTS 1000 can be electronically transferred into the STX, thereby minimizing data entry needs. The NTS 1000 also has comprehensive international call back/reorigination and prepaid debit card management support, as well as a complete invoicing package that supports multiple invoice styles and options for summary reports. It has a sophisticated traffic engineering reporting package that provides the ability to generate over 20 types of reports with a user specified beginning and ending time range. The NTS 1000 is Year 2000 compliant with NTS version 7.5 software, which is expected to be released in the second quarter of 1999.

     The NTS 2000 Billing System ("NTS 2000") is NACT's next generation billing system, incorporating leading edge technology, data processing techniques and Year 2000 compliance. This new product integrates the popular features and functionality of the NTS 1000 with the following major enhancements: real time data processing, including call rating; user friendly graphical user interface ("GUI"); open system connectivity, which allows integration with other information systems; and enhanced security. This new system utilizes Informix's industry standard On-Line Dynamic Server RDBMS, which provides for expanded growth and also takes advantage of multiprocessor configurations. The new GUI screens provide an advanced user interface, which dramatically increases user productivity by consolidating operational and management needs and providing an environment that is user friendly and intuitive. The NTS 2000 has additional functionality, including support of 20-digit authorization code numbers, full support of international rating, real time credit limit checks, and real-time customer support management. The NTS 2000 was released for general sale during the first quarter of 1999.

     NACT also offers facilities management services to its customers who do not have or plan to hire technical operators. This service allows the customer to concentrate on marketing its products while NACT operates and maintains its switch for a fee. NACT offers facilities management services primarily to facilitate sales of its switches.

     Pursuant to a long-term technology license agreement, the Company manufactures and markets the Compact Digital Exchange Switch ("CDX"), a microprocessor-based, modular, digital central office switch. The CDX utilizes extensive large scale integrated circuit technology to provide advanced telephony services such as call waiting, call forwarding and conference calling, and requires reduced power and floorspace compared with alternative products. The current switch serves applications up to 5,000 subscriber lines and is designed to be expandable through future software enhancements. The CDX is targeted for use in the international marketplace due to its compatibility with international standards, "plug and play" installation features and tolerance of a wide range of environmental conditions.

     The Company intends to expand its United States customer base for switching products and to increase its marketing efforts to customers outside the United States through the addition of international features to the STX. This development effort is in process and is expected to be completed in 1999. In addition, the Company recently began a long-term development program to integrate the central office functionality of the CDX and the long-distance functionally of the STX into a common, "next generation" technology platform. This strategic decision, performance difficulties experienced by certain customers' applications of the CDX switch in 1998, and dramatically reduced internal estimates for CDX switch revenues in 1999 caused the

Company to significantly write-down CDX related assets as of December 31, 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring and Other Charges.")

     Transport and Access Products. The Equipment Group develops, manufactures and markets transport products, which are used for high-capacity connectivity between points within a communications network, and access products, which are used to provide integrated access to subscribers for network services. These products are primarily digital and provide for the movement of any combination of voice, data and video traffic across wireline or wireless media. Major products offered include broadband transmission ("Broadband") and network access ("Access") products engineered by Telco, ATI microwave and millimeterwave radio systems and cellular base stations and related mobile network equipment sold by the Company's Cellular Infrastructive Supply, Inc. ("CIS") subsidiary.

     Telco's products are deployed at the edge of the service providers' networks to provide organizations with a flexible, cost-effective means of transmitting voice, data and video traffic over public or private networks. These products are used in a wide variety of applications by network service providers, such as long distance carriers, RBOCs, independent and competitive local exchange providers ("CLEC"), as well as government agencies, electric utilities, wireless service operators, and major corporations. Its products, which can be found most often in telephone company central offices and in private communications networks, perform functions that range from basic signaling and multiplexing of DS0 (64kbps) low speed data and voice traffic to digital fiber optic transmission of high-speed, high-capacity services over SONET OC-3 (155 Mbps) networks.

     Primary customers of Telco's Broadband products are RBOCs and major independent telephone companies as well as competitive and alternate access providers. Products are sold as either complete systems or as stand-alone equipment installed by Telco, third party installers, or by Telco's customers. The most common application of Broadband transmission products is for cost-effective delivery of high capacity T1 (1.544Mbps) and T3 (45Mbps) services in the local loop applications between the telephone company central office or hubbing sites and customers' business premises. These services are delivered over both fiber optic technology and copper-based technology.

     In early 1998, Telco introduced its EdgeLink 100 product. This DS3 multiplexer aggregates and consolidates traffic from various T1 lines over a more cost-effective T3 line. It is marketed to major carriers as well as competitive local exchange providers interested in reducing their cost of access and delivery of services to customers.

     Telco's Access products are designed for the digital multiplexing of voice and data traffic of up to T1 and international E1 rates. The trend towards increased use of public network services for voice, data and video applications has created greater demand for customer premises access multiplexers. Telco's access servers enable integration of multiple slower-speed lines and services onto a single or multiple, high-speed, T1/E1 access facility, ultimately saving access line charges for end users. They support interfaces for various types of telephony and data services, such as Plain Old Telephone Service ("POTS"), Centrex extensions, P-Phones, switched data, ISDN and frame relay. In addition, Telco Systems provides a network management system which is designed to control its intelligent multiplexer products.

     Telco's Access45 and Access60 network access servers provide highly reliable digital access to public, private and hybrid networks. They integrate multiple business applications through cost-effective connections to dedicated, switched and packet network services, and support multiple networking functions such as T1/E1 add/drop multiplexing, grooming and digital cross-connection. They also support advanced services such as ISDN and frame relay. The products provide complete redundant architecture for fail-safe operation, which is a critical feature for service providers. Access45 was introduced during 1997, and is a smaller version of Access60 representing a lower price point. It is designed to meet a key requirement for the CLEC marketplace, which is to provide a high number of service ports in a very small form factor. It is completely compatible with Access60, and uses the same interface cards to deliver the same services.

     In January 1998, Telco Systems acquired Jupiter Technology, Inc. This acquisition brought frame relay and asynchronous transfer mode ("ATM") technology to enhance the features and interfaces available in

Telco's product portfolio. This product family includes the EdgeLink 500, a low-cost, frame relay access device. By combining the benefits of traditional routers with frame relay, the Edgelink 500 enables safe access to business critical data over public and private frame relay networks. Products which will utilize ATM technology are currently under development and are expected to reach technological feasibility in late 1999.

     In October 1998, Telco acquired Synaptyx Corporation, a developer of integrated access solutions focusing on new service providers in the local loop services market. The EdgeLink 300 product is a next generation integrated access device for bundled Internet Protocol ("IP"), Frame Relay and TDMA services. Future versions of the EdgeLink 300 will include E1 capability for use in Europe and other international markets. This product will provide a platform for a family of next generation products specifically targeted at the international marketplace.

     Primary customers of Telco's Access products are long distance service providers, competitive and alternate local access providers, RBOCs, government agencies, electric utilities and wireless service operators. In many cases, the products are purchased by the service providers and are installed on customer premises or are leased to private network users. These products comply with both North American and international standards for specific applications, and are sold worldwide.

     Telco's products use digital technology, and over 40 different plug-in printed circuit cards are available to support a large variety of analog and digital voice, data and video applications. The products provide conversion of analog signals into digital information, combine them with additional digital data inputs and enable them to be processed and transmitted at high speed over copper wires. Telco Systems provides a full range of products from cost effective digital channel banks to high-functionality DSU/CSU.

     Telco also offers a standards-based SNMP network management system, the MVX. This system is designed to control all major products in the Telco Systems portfolio. This system remotely manages voice and data mix, bandwidth allocation, and selective access to special services offered by T1 carriers. In addition, it can be used to modify the network as user requirements change.

     ATI develops, manufacturers and markets a complete family of high performance, technologically advanced digital radios for point-to-point transmission of data and voice for short and long haul applications. The majority of ATI's historical sales have been to customers operating outside the United States. ATI's product lines are offered in a wide range of data rates and frequency bands, including 1.5 GHz to 38 GHz and DS1/E1 to DS3/E3.

     CIS offers its customers cellular base stations and related mobile network equipment. Although substantially all of the equipment sold by CIS is manufactured by other telecommunications equipment companies, CIS provides a full range of highly technical, value-added services such as deinstallation, system design, equipment tuning and installation.

     In mid-1997, the Company introduced its Wireless Local Loop-2000 ("WLL-2000"), a fixed wireless point-to-multipoint system offering toll quality telephone service to subscribers in urban and suburban areas and remote communities. To take advantage of existing market opportunities, the Company reached an agreement in 1997 with another telecommunications equipment company to private label its point-to-multipoint radio system and exclusively market it within certain Latin American countries. The current WLL-2000 integrates the Company's CDX and the radio products. The integrated switch provides customers with the ability to switch local calls at the WLL-2000 base station, thus providing superior service and reducing expensive back-haul costs to a central office.

     In 1997, the Company also executed a technology licensing agreement that grants the Company the perpetual right to incorporate spread spectrum CDMA-based wireless technology into the Company's products sold throughout the world. Under the terms of the agreement, the Company also has the rights to use the technology covered by seven patents, all of which address digital data signals and wireless communication systems. The Company currently intends to use this technology as the platform for several new products, including a proprietary version of the WLL-2000.

     Engineering Services. In 1997, the Company acquired Galaxy Personal Communications Services, Inc. ("Galaxy"), a provider of system design, implementation, optimization and other value-added radio engineering and consulting services to PCS, cellular and other wireless telecommunications service companies. The background and experience of Galaxy's management and staff of RF engineers is also utilized to support the Company's customers as they build new, or upgrade existing, telecommunications networks throughout the world. Galaxy's engineers also provide customers with a full range of support services for wireless transmission equipment, including site surveys, path calculations, installation and maintenance.

     For selected financial information for each of the Company's segments, refer to "Part II -- Item 6. Selected Financial Data."

DISCONTINUED OPERATIONS

     In December 1998, the Company formalized its plan to offer for sale all of its non-core businesses, which consist of the refurbishment and resale of wireline switching equipment, third party repair of telecom equipment and pay telephone refurbishment. An investment banking firm has been engaged to facilitate the sale and management expects the sale to be completed in 1999.

     Switching equipment offered for resale by the Company has line capacities ranging from 100 to 120,000 subscribers and 30 to 60,000 inter-exchange trunks. These products have been developed and manufactured by other telecommunications equipment companies, primarily Northern Telecom. These products include complete switching systems as well as add-on frames, line cards and modified circuit boards for either newly constructed networks or upgrades to existing networks. The Company also repairs a broad range of switching and transmission plug-in circuit boards originally manufactured by other telecommunications equipment companies.

     The Company's Restor Telephone Products division includes the refurbishment and upgrade of AT&T pay telephones to like-new condition and the sale of related pay telephone products, such as stainless steel custom logo vault doors, handsets and dial assemblies. To date, substantially all of these refurbishment services and product sales have been provided to four RBOCs.

SALES AND MARKETING

     Telecommunications Group. The Telecommunications Group sells its services to international long distance companies. The Group's sales and marketing efforts are directly managed by its Chief Operating Officer and its Vice President of U.K. Operations. As of March 30, 1999, there were eight employees dedicated to the sales and marketing activities of the Group.

     Equipment Group. The Equipment Group has a decentralized approach to the sales and marketing of its products and services. NACT, Telco, ATI, CIS and Galaxy each employ sales and marketing personnel responsible for obtaining a thorough technical knowledge of its respective products and services, soliciting new customers and maintaining relationships with new customers. The Group's Executive Vice President of Business Development and his staff provide support to these personnel by coordinating significant project bids that incorporate multiple product lines and facilitating certain trade show appearances by the Company. As of March 30, 1999, there were 65 employees conducting the sales and marketing activities of the Equipment Group, 43 of which were dedicated to NACT and Telco products.

     NACT sells its products primarily through a direct sales force located at its headquarters in Provo, Utah and through remote sales offices in New York, Florida and London. NACT's marketing strategy is to generate leads through attendance at trade shows, advertising in industry periodicals and referrals from existing customers. NACT sponsors annual two-day meetings for its customers to discuss their experiences with NACT's products. These discussions provide significant input into future NACT product development and enhancement programs.

     During 1997, NACT sold its first STX switching and NTS billing systems outside the United States. NACT has established a sales presence in the United Kingdom and plans to establish a sales presence in other countries it believes to be strategically advantageous. NACT believes that there is substantial opportunity for future growth in the international market, particularly in the developing countries and in countries in which the telecommunications industry is being deregulated.

     Telco markets its products through a combination of its own sales force, value-added resellers and distributors. Installation is primarily performed by third party providers. Telco has technical support and applications engineering personnel and offers training of customer personnel. Telco's products are generally sold to specialized common carriers and telephone operating companies on an off-the-shelf basis. Typically, the products have been evaluated by such customers and approved for purchase in advance. Both Broadband and Access products are manufactured by Telco based on forecasted usage.

CUSTOMERS

     Telecommunications Group. As of March 30, 1999, the Telecommunications Group has approximately 38 customers. In June 1998, RCG entered into a Carrier Service Agreement (the "Service Agreement") with a wholly-owned subsidiary of WorldCom, pursuant to which WorldCom purchases international long distance services on a wholesale basis. WorldCom is obligated to purchase from the Telecommunications Group at least $25.0 million a month of such services, provided the services are of acceptable quality and the rates quoted are at least equal to the rates WorldCom is obtaining from other third party providers. The Service Agreement has a rolling 12-month evergreen term, subject to a one year prior notice of termination. WorldCom prepays the services it purchases under the Service Agreement twice a month. The Telecommunications Group's revenues attributable to the Service Agreement comprised approximately 65% of its total revenues for the month of December 1998 and the year ended December 31, 1998. There can be no assurance, however, that WorldCom will purchase any services under the Service Agreement. Termination of the Service Agreement, or any reduction in services provided thereunder, could have a material adverse affect on the Company's business, financial condition or results of operations.

     Equipment Group. A small number of customers historically has accounted for a significant percentage of the Equipment Group's total sales. For the years ended December 31, 1998 and 1997, no customer individually accounted for more than 10.0% of the Group's total sales from continuing operations and the top 10 customers accounted for 30.1% and 57.0%, respectively, of the Group's total sales from continuing operations.

     NACT's applications platforms and billing systems have been accepted in a variety of segments of the telecommunications industry and serve a broad array of domestic and international applications. To date, NACT estimates that it has installed over 500 application switching and billing systems. NACT's customers are diverse and represent many different aspects of the telecommunications industry. These customers have implemented a wide variety of features on the STX switching platform and NTS billing system, including prepaid debit card, international call back, operator services, prepaid cellular and other applications for specialty markets.

     Telco is dependent for a significant amount of its sales upon Bell Atlantic Corporation, Walker and Associates and Sprint Corporation, which in total represented approximately 62.8% and 54.7% of Telco's sales for 1998 and 1997, respectively. Telco and other Equipment Group customers typically are not obligated contractually to purchase any quantity of products or services in any particular period. The loss of, or a material reduction in orders by, one or more of these key customers could have a material adverse effect on the Company's business, financial condition or results of operations.

     International Sales. The Company's international sales from continuing operations represented approximately 14.8% and 16.6% of the Company's total sales from continuing operations during the years ended December 31, 1998 and 1997, respectively. The Company intends to continue to focus significant product development and sales efforts on emerging international markets.

MANUFACTURING, ASSEMBLY AND TESTING

     NACT's manufacturing operations consist primarily of material requirements planning, material procurement and final assembly, testing and quality control of subassemblies and completed systems. NACT outsources its printed circuit board assembly, which provides flexibility in the manufacturing process and achieves lower direct labor and overhead costs. NACT currently conducts its manufacturing operations in approximately 10,000 square feet of its facility in Provo, Utah.

     NACT utilizes an annual planning forecast, which is modified monthly, to determine its material and outsourcing requirements. NACT orders materials with differing lead times, generally 30 to 180 days in advance. NACT uses "just-in-time" ordering of materials that are readily available to minimize inventory carrying costs. NACT's systems are manufactured to a standard configuration that allows for better production planning, lower direct labor and overhead costs and shorter order-to-shipment times.

     Telco uses major contract manufacturers to supply final products, including U.S. Assemblies, Inc. and SCI Technologies, Inc. Telco's contract manufacturing process primarily involves the assembly of electronic components onto custom-designed printed circuit boards, incorporating these boards into larger system packages, and testing the finished products to assure their proper functioning in accordance with product specifications. Most components used in the process are standard electrical, electronic and mechanical parts available from many suppliers. Telco presently maintains a favorable relationship with its contract manufacturers and its other suppliers and does not presently anticipate any difficulties that would prevent timely procurement of scheduled products.

     Products manufactured by the Company typically require the procurement of printed circuit boards, electronic components, cable assemblies, fabricated metal, plastic parts and other materials, of which electronic components are the most costly. The Company purchases electronic components from numerous sources, including original manufacturers and parts distributors.

     The Company purchases substantially all of its components and other parts on a purchase order basis and does not maintain long-term supply arrangements. Most of the components used in the Company's products and related services are available from multiple sources. However, several components, primarily custom hybrid integrated circuits, are currently obtained from a single source. To date, the Company has been able to obtain adequate supplies of these components. The Company's inability in the future to obtain sufficient quantities of limited-source components, or to develop alternative sources therefor, could result in delays in product delivery and increased component cost, either of which could have a material adverse effect on the Company's business, financial condition or results of operations.

ENGINEERING AND PRODUCT DEVELOPMENT

     The Company has a decentralized approach to engineering support and product development activities, with NACT, Telco, ATI and Galaxy maintaining separate groups to support their respective products and customers. The Company's internal engineering resources permit it to continually reduce the production costs and improve the feasability of its products. The Executive Vice President of Product Development for the Equipment Group monitors these development activities to ensure common technology platforms, software languages, testing protocols, etc. are used to minimize costs and facilitate efficient interfaces between the Company's products. The Company's engineers have significant experience in switching systems configurations, transmission and access applications and wireless technology such as spread spectrum CDMA, radio path calculations, field performance measurement and frequency licensing. As of March 30, 1999, there were 241 professional engineers and supporting personnel employed by the Company, including 102 at Telco, 67 RF engineers at Galaxy, 34 at NACT and 21 in a product development group maintained at the Equipment Group level.

     NACT's research and development efforts are focused on the development of both new products and the addition of new features and capabilities to its existing suite of products. The research and development department continually works to improve the quality of NACT's products and to ensure that such products meet industry standards and government regulations. In addition, NACT is working toward the successful development of new products that will enable it to offer additional intelligence to a customer's existing network (see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Purchased In-Process Research and Development").

     Telco maintains three technology centers for research and development located in Norwood, Massachusetts, Wilmington, Massachusetts and Germantown, Maryland. In the broadband transmission product area, Telco is concentrating its research and development efforts on new products for delivering more cost-effective solutions for DS3 based systems in the local loop distribution portion of the telephone network. In the network access product area, development programs are in process for further enhancements and new features for digital loop access and data services applications for Access45 and Access60 network access servers. In both areas, a significant portion of the R&D investment is going towards development of lower-cost designs to improve gross margins of existing products (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Purchased In-Process Research and Development").

     The Company established a corporate level development group in mid-1997 that is based in Pleasanton, California and Plano, Texas. This group is focused on the development of the WLL-2000 product and the integration of the WLL-2000, NACT, Telco and ATI technology into unique, cost effective, next generation product solutions.

     The market for the Company's products and services is generally characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions that can render existing products and services obsolete or unmarketable. The future success of the Company will depend to a substantial degree upon its ability to develop and introduce in a timely fashion enhancements to its existing products and services and new products and services that meet changing customer requirements and emerging industry standards. The failure of the Company to introduce new products and services and respond to industry changes on a timely and cost effective basis could have a material adverse affect on the Company's business, financial condition and results of operations.

     The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation and capital, as well as the accurate anticipation of technological and market trends. Furthermore, the introduction and marketing of new or enhanced products and services require the Company to manage the transition from existing products and services in order to minimize disruption in customer purchasing patterns. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis, new products and services or product enhancements, that its new products and services will adequately address the changing needs of the marketplace, or that it will successfully manage the transition to new or enhanced products and services. There also can be no assurance that the Company will be able to identify, develop, manufacture or support new products and services successfully, that such new products and services will gain market acceptance or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. In addition, the Company has on occasion experienced delays in the introduction of product enhancements and new products and services. There can be no assurance that in the future the Company will be able to introduce product enhancements or new products and services on a timely and cost effective basis. The rapid development of new technologies also increases the risk that current or new competitors could develop products and services that would reduce the competitiveness of Company products and services. There can be no assurance that products, services or technologies developed by others will not render the Company's products, services or technologies noncompetitive or obsolete.

     Products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released, and such errors have occurred in these products in the past. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in the loss of or delay in market acceptance of Company products, diversion of development resources, damage to the Company's reputation or increased service or warranty costs, any of which could have a material adverse effect upon the Company's business, financial condition or results of operations.

     Furthermore, from time to time, the Company may announce new products, services, capabilities or technologies that have the potential to replace or shorten the life cycle of their existing product and service offerings. There can be no assurance that announcements of product enhancements or new product or service offerings will not cause customers to defer purchasing existing Company products and services or cause resellers to return products to the Company. Failure to introduce new products and services or product or service enhancements effectively and on a timely basis, customer delays in purchasing products and services in anticipation of new product or service introductions and any inability of the Company to respond effectively to technological changes, emerging industry standards or product and service announcements by competitors could have a material adverse effect on the Company's business, financial condition or results of operations.

COMPETITION

     Telecommunications Group. The international telecommunications industry is highly competitive and subject to the introduction of new services facilitated by advances in technology. International telecommunications providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. The U.S.-based international telecommunications services market is dominated by AT&T, WorldCom and Sprint. As the Telecommunications Group's network expands to serve a broader range of customers, the Company expects to encounter increasing competition from these and other major domestic and international communications companies, many of which may have significantly greater resources and more extensive domestic and international communications networks than the Company. Moreover, the Company is likely to be subject to additional competition as a result of the formation of global alliances and mergers among the largest telecommunications carriers and an increasing amount of resold international telecommunications services due to deregulation of telecommunications markets worldwide.

     The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those provided by the Company. Those technologies being developed or already introduced include satellite-based systems, such as the proposed Iridium and GlobalStar systems, utilization of the Internet for international voice and data communications, and digital wireless communication systems such as personal communications services. The Company is unable to predict which of many possible future products and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

     Recent regulatory changes also are expected to increase competition in the telecommunications industry. The Telecommunications Act promotes additional competition in the intrastate, interstate and international telecommunications markets by both U.S.-based and foreign companies. The Telecommunications Act permits the RBOCs to compete in interstate and international service. Some RBOCs have begun to resell international services. AT&T has obtained relaxed pricing restrictions and relief from other regulatory constraints that should make it easier for AT&T to compete with alternative carriers such as the Company. There can be no assurance that the Company will be able to effectively compete in the new regulatory environment or that these changes or other regulatory developments will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Equipment Group. The segments of the telecommunications industry in which the Equipment Group operates are intensely competitive. The ability to compete will be dependent upon several factors, including price, quality, product features and timeliness of delivery. Many of the Group's competitors have significantly more extensive engineering, manufacturing, marketing, financial and technical resources than the Company.

     The market for switching equipment and network management and billing systems is highly competitive, and NACT expects competition to increase in the future. The market is subject to rapid technological change, regulatory developments in the telecommunications industry and emerging industry standards. NACT believes that the primary competitive factors in the market for switching equipment and network telemanagement and billing systems are the development and rapid introduction of new product features, price/performance, reliability and quality of customer support. NACT believes that it competes across three categories, PC Based Switch Platforms, Open Architecture (Programmable) Hardware Platforms, and Application Switch Platforms.

     A PC-based switch platform is a personal computer, usually with high capacity, that contains generic telephone boards for interfacing with the public network. A typical platform provides a single application such as debit card or international call back/reorigination, which are software applications that can be brought to market rapidly. Leading providers of these types of switches are Communications Product Development, Inc., Integrated Telephoning Products, Inc. and PCS Telecom, Inc. The users of this equipment generally tend to be start-up operations that are concerned about initial equipment costs and that are generally able to bring software solutions to the market rapidly. While these users may feel that PC-based solutions are relatively low cost, as their business grows, it becomes apparent that these systems are costly to expand on a cost per port basis and offer few features that are standard with switch-based platforms. Additionally, PC-based systems are not regarded as a viable solution for larger users due to their reliability concerns.

     A programmable hardware platform generally consists of proprietary switch hardware, together with the necessary software to provide a programmable application interface ("API") that allows other computers executing third-party application software to control the calls within the switch hardware. Leading providers of these types of switches are Summa Four, Inc., Excel, Inc. and Redcom Laboratories, Inc. and the value-added software providers that support this type of hardware, such as Megellan Network Systems, Inc., Boston Technology, Inc. and Open Development Corporation. The users of this type of equipment tend to be companies that have the ability and desire to write their own applications code or are willing to purchase their applications code from a specialized third party developer.

     An application switching platform is an integrated hardware/software switching system that contains software applications that perform basic 1+ and operator assisted services over the public network. To provide intelligent functionality, an adjunct switch must be connected to the application switch platform. Leading providers of application switch platforms are Harris Corporation and Siemens Stromberg Carlson. The major users are companies that are established in their telephony business such as 1+ providers that now need to expand their offerings to their customers to remain competitive in the marketplace. Enhanced services are particularly attractive to these customers and play a large part in their decision making process.

     As NACT's business develops and it seeks to market its switches to a broader customer base, NACTs competitors may include larger switch and telecommunications equipment manufacturers such as Lucent Technologies Inc., Harris Corporation, Siemens AG, Alcatel Alsthom Compagnie, Generale D'Electricite, Telefonaktiebolaget, L.M. Ericcson and Northern Telecom Ltd. Many of NACT's current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than NACT.

     Telco's competitors in the broadband transmission market are predominantly large, full-line, integrated manufacturers of telecommunications equipment, such as Lucent Technologies, Fujitsu, Northern Telecom Limited, Alcatel, NEC and ADC Telecommunications. Many of these competitors have introduced newer SONET transmission products which the telephone operating companies are deploying in public networks. The availability of such SONET products by competitors provides a distinct product advantage for them in certain customer applications. However, the higher cost of the SONET products, typically 20-50% more expensive than the asynchronous transmission products, is providing a continued strong demand for Telco's asynchronous transmission products in certain customer applications. Telco's principal competitors with respect to the network access product market include Premisys Communications, Verilink Corp., Newbridge Networks, Tellabs and Carrier Access Corp. Telco believes that it has substantially strengthened its competitive position in this market with the availability of new features for the Access60 product, introduction of the new EdgeLink 100 and Access45 products and new products from the Jupiter and Synaptyx acquisitions, as well as with a stronger network of distributors. Telco Systems also believes that the redundancy, high-density application and the fail-safe nature of the Access60 architecture makes the product more suitable for the service providers market.

     The Equipment Group may face competition from the RBOCs, which have historically been prohibited from manufacturing telecommunications equipment by the terms of the Modification of Final Judgment entered into in connection with the divestiture of the RBOCs by AT&T Corp. ("AT&T") in 1984. The Telecommunications Act contains provisions that permit the RBOCs, subject to satisfying certain conditions designed to facilitate local exchange competition, to manufacture telecommunications equipment. In light of these provisions, it is possible that one or more of the RBOCs, some of which are major customers of the Company, may decide to manufacture telecommunications equipment or to form alliances with other manufacturers. Any of these developments could result in increased competition which may have a material adverse effect on the Company's business, financial condition or results of operations.

GOVERNMENT REGULATION

     The Telecommunications Group's businesses are heavily regulated. The FCC exercises authority over all interstate and international facilities-based and resale services offered by the Company. Services that originate and terminate within the same state, also known as intrastate services, are regulated by state regulatory commissions. The Company also may be subject to regulation in foreign countries in connection with certain business activities. For example, the Company's use of Direct, Direct Transit and Resale Agreements may be affected by regulations in either the transited or terminating foreign jurisdiction. There can be no assurance that foreign countries will not adopt laws or regulatory requirements that could adversely effect the Company's business, financial condition or results of operations. There can be no assurance that regulators or other third parties will not raise issues or take enforcement actions with regard to the Company's compliance with applicable regulations.

     Federal Regulation. The Company must comply with the requirements of common carriage under the Communications Act of 1934 (the "Communications Act"), as amended by the Telecommunications Act (together with the Communications Act, the "Act"), including the offering of service on a non-discriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignments of authorizations or any transfer of de jure or de facto control of the Company.

     The FCC has established different levels of regulation for dominant and non-dominant carriers. The Company is classified as a non-dominant carrier for both domestic and international service. Under the Act and the FCC's rules, all international carriers, including the Company, are required to obtain authority under Section 214 of the Act prior to initiating international common carrier services, and must file and maintain tariffs containing the rates, terms and conditions applicable to their services. The FCC has streamlined its regulation of non-dominant international carriers to provide that these tariffs and any revisions thereto are effective upon one day's notice in lieu of the previous 14-day notice period. The Company has filed international tariffs (for switched and private line services) with the FCC. Nevertheless, an otherwise non-dominant U.S.-based carrier may be subject to dominant carrier regulation on a specific international route if it is affiliated with a foreign carrier with market power operating at the foreign point. The Company is not subject to dominant carrier treatment on any route.

     In late 1996, the FCC implemented significant changes in its tariff requirements. Exercising forbearance authority granted to it by the Telecommunications Act, the FCC ruled that interexchange carriers must cancel their tariffs for domestic interstate interexchange services. In August 1997, the FCC affirmed its decision to end tariff filing requirements for domestic interstate long distance services provided by non-dominant carriers. The FCC also eliminated the requirement that non-dominant long distance carriers make publicly available information on rates and terms of their products. The detariffing order has been stayed by the U.S. Court of Appeals for the District of Columbia and the order on reconsideration also is stayed until the Court issues a decision. It is not known when the Court of Appeals will issue a decision. On March 18, 1999, the FCC adopted an order that would permit the alternative of posting rates on the carrier's website. This order will not become effective until the Court affirms the FCC's mandatory detariffing scheme.

     International Services. The Company must have Section 214 facilities-based authority to offer international services via satellites and undersea fiber optic cables. Section 214 resale authority is required to resell international services. The Company has obtained global Section 214 facilities-based and resale authority.

     The Company must conduct its international business in compliance with the FCC's international settlements policy ("ISP"). The ISP establishes the permissible boundaries for U.S.-based carriers and their foreign correspondents to exchange traffic and settle the cost of terminating each other's traffic over their respective networks. The precise terms of settlement are established in a correspondent agreement, also referred to as an operating agreement. Among other terms, the operating agreement establishes the types of service covered by the agreement, the division of revenues between the carrier that bills for the call and the carrier that terminates the call at the other end, the frequency of settlements (i.e. monthly or quarterly), the currency in which payments will be made, the formula for calculating traffic flows between countries, technical standards, procedures for the settlement of disputes, the effective date of the agreement and the term of the agreement. The Company may provide services over international private lines without complying with the ISP, but only between the United States and countries specifically approved by the FCC for this activity.

     To promote competition in the international telecommunications market, in November 1996, the FCC issued a new international settlement order, which provided international carriers more flexibility in negotiating operating agreements. Under the FCC's new international settlement order, U.S.-based carriers can apply for waivers of the ISP. Such waivers, if granted, would allow carriers to negotiate more flexible operating agreements that, for example, allow them to accept greater than a proportionate share of return traffic. When it implemented the WTO Agreement (see below), the FCC adopted a rebuttable presumption that flexibility is permitted for WTO member countries. Although the Company is unable to predict exactly how it will affect its international business, the new ISP may reduce international access costs and facilitate the Company's international business.

     International telecommunications service providers are required to file copies of their contracts with other carriers, including operating agreements, with the FCC within 30 days of execution and to obtain approval of certain of these contracts. The FCC's rules also require the Company to file a variety of reports regarding its international traffic flows and use of international facilities. In addition, the FCC requires carriers to notify them 60 days prior to becoming affiliated with a foreign carrier or 30 days after acquiring a 25% or greater noncontrolling interest in a foreign carrier. The FCC can impose dominant carrier treatment on affiliates of WTO carriers with market power or restrict service of affiliates of non-WTO carriers.

     In February 1997, the United States entered into the WTO Agreement, which seeks to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and promote pro-competitive regulatory principles. In June 1997, the FCC proposed to implement new rules in order to comply with the WTO Agreement. These new rules were adopted by the FCC in November 1997 and became effective in February 1998.

     The new rules facilitate the entry of foreign carriers operating in countries that signed the WTO Agreement ("WTO Carriers") into the United States telecommunications market. The rules replace the effective competitive opportunities test (the "ECO Test") for entry of WTO Carriers with streamlined procedures that presume entry is pro-competitive. The rules similarly relax the equivalency test for WTO Carriers that seek to provide switched services over private lines between the United States and certain WTO member countries. In addition, the rules revise competitive safeguards to eliminate or reduce various operating conditions and replace them with more targeted safeguards that enhance the FCC's ability to monitor and detect anti-competitive behavior in the United States market. The FCC has retained the right to issue fines, require additional conditions on a grant of authority and, if necessary, deny or rescind a grant of authority.

     The FCC also narrowed the "No Special Concessions" rule, which generally provides that United States carriers cannot accept benefits from foreign carriers to which other United States carriers are not entitled. This rule continues to apply to non-WTO Carriers. The new rule applicable to WTO Carriers simply prohibits United States carriers from entering into exclusive arrangements with WTO Carriers that have sufficient market power to affect competition adversely in the United States market. To provide more certainty in the market, the FCC adopted a rebuttable presumption that WTO Carriers with less than 50% market share in a foreign market lack such market power. As a result, United States carriers may enter into exclusive dealings with such WTO Carriers involving a variety of matters, including operating agreements and interconnection arrangements.

     In addition, in 1997 the FCC revised the safeguards that apply to United States carriers classified as dominant due to an affiliation with a foreign carrier that has market power on the foreign end of an international route. The rules rely on reporting requirements, rather than restrictions on carriers' provision of service, to prevent affiliated carriers from restricting competition in the United States. In particular, the rules replace the 14-day advance notice tariff filing requirement with one-day advance notice requirement and accords these tariff filings a presumption of lawfulness. The rules also remove the prior approval requirement for circuit additions or discontinuances on the dominant route. The rules require quarterly reports on traffic and revenue, provisioning and maintenance, and circuit status for the dominant carrier in order to monitor and detect anti-competitive behavior. The rules also require a limited form of structural separation between United States carriers and their foreign affiliates with market power. The FCC adopted a rebuttable presumption that a foreign carrier with less than 50% market share in the foreign market lacks market power and, therefore, its United States affiliate should be presumptively treated as non-dominant.

     In August 1997, the FCC adopted mandatory settlement rate benchmarks for carriers receiving traffic from or sending traffic to the United States. These benchmarks are intended to reduce the rates that United States carriers pay foreign carriers to terminate traffic in their home countries. The FCC prohibits a United States carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate within the benchmark. In connection with these rules, the FCC also adopted rules that liberalize the provision of switched services over private lines to WTO member countries by allowing such services on routes where 50% or more of United States billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark, or where the foreign country's rules concerning the provision of international switched services over private lines are deemed equivalent to United States rules.

     The Company is unable to predict the full effect on the international telecommunications market resulting from the WTO Agreement or the rules enacted to implement its provisions or the establishment of mandatory settlement rate benchmarks. These changes are expected to increase competition in the telecommunications market (see "-- Competition"). These changes may result in lower costs to the Company, however, the revenues that the Company receives from inbound international traffic may decrease to a greater degree as a result of increased competition. WTO Carriers with market power in their home markets may be able to more easily offer United States and foreign customers services to the disadvantage of United States carriers, which may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such services. In addition, many foreign carriers are currently challenging the enforceability against such carriers of the FCC's order adopting mandatory settlement rate benchmarks. A finding that this order was unenforceable against such carriers could accelerate the entry of foreign carriers into the United States market by making it easier for foreign carriers to route international traffic to the United States at low, cost-based termination rates, while United States carriers would continue to have to route international traffic into most foreign countries at much higher settlement rates. There can be no assurance that these events would not have a material adverse effect on the Company's business, financial condition or results of operations.

     Foreign Ownership. Under the Act, no common carrier radio licensee may be held by non-U.S. citizens, foreign governments or corporations organized under the laws of a foreign country, or their representatives. For companies from WTO countries, the FCC has established an open entry standard, meaning that the FCC presumptively will approve greater than 25% indirect ownership by a WTO carrier of a U.S. common carrier radio licensee subject to certain competitive safeguards. The FCC has reserved the right in certain cases to attach additional conditions to a grant of authority, and to deny the application in the exceptional case in which an application poses a very high risk to competition. For carriers from countries that are non-signatory to the WTO Agreement, the FCC will continue to apply the ECO test in deciding whether to approve greater than 25% ownership of a radio licensee.

     Federal Legislation and Implementation. The Telecommunications Act was adopted in February 1996 and substantially changed the regulation of telecommunications in the United States. The Telecommunications Act permits RBOCs to provide domestic and international long distance services to customers located outside of the RBOCs' home regions; permits a petitioning RBOC to provide domestic and international long distance service to customers within its operating area on a state by state basis upon finding by the FCC that a petitioning RBOC has satisfied certain criteria for opening up its local exchange network to competition and that provision of long distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, there were significant changes in the manner by which carrier-to-carrier arrangements are regulated at the federal and state level; procedure to revise universal service standards; and penalties for unauthorized switching of customers. The FCC has instituted and, in most instances completed, proceedings addressing the implementation of this legislation.

     In implementing the Telecommunications Act, the FCC established nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with the incumbent local exchange carriers ("ILECs"), resale of ILECs' retail services, and use of individual and combinations of unbundled network elements. These rules set the groundwork for the statutory criteria governing the RBOC entry into the long distance market. Appeals of the FCC Order adopting those rules were consolidated before the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit"). The Eighth Circuit upheld challenges to certain practices implementing cost provisions of the Telecommunications Act that were ordered by certain state public utility commissions to be premature, but vacated significant portions of the FCC's nationwide pricing rules, and vacated an FCC rule requiring that unbundled network elements be provided on a combined basis. The Solicitor General, on behalf of the FCC, and certain other parties, sought certiorari in the United States Supreme Court, which was granted. Certain RBOCs have also raised constitutional challenges to provisions of the Telecommunications Act restricting RBOC provision of long distance services, manufacturing of telecommunications equipment, electronic publishing and alarm monitoring services. On December 31, 1997, the United States District Court for the Northern District of Texas ruled that these restrictions violate the Bill of Attainder Clause of the U.S. Constitution. Currently, this decision only applies to SBC Corporation ("SBC"), US West Communications Group ("US WEST") and Bell Atlantic Corporation ("Bell Atlantic"). AT&T, WorldCom, the U.S. Department of Justice and the FCC announced that they will appeal the decision and sought a stay of the ruling. The Company cannot predict either the ultimate outcome of these or future challenges of the Telecom Act, any related appeals of regulatory or court decisions, or the eventual effect on its businesses or the industry in general. On January 25, 1999, the U.S. Supreme Court reversed most aspects of the Eighth Circuit's decision, and reinstated several of the vacated rules, but vacated another FCC rule that delineated the network elements to be unbundled by the ILECs. The Eighth Circuit and the FCC are expected to conduct further proceedings in response to the Supreme Court's decision.

     The FCC has denied applications filed by Ameritech Corporation ("Ameritech"), SBC and BellSouth Corporation ("BellSouth") seeking authority to provide inter-local access transport area ("interLATA") long distance service to Michigan, Oklahoma and South Carolina, respectively. SBC has appealed the FCC's denial of its application to the Eighth Circuit. In its denial of an Ameritech application and a BellSouth application, the FCC provided detailed guidance to applicants regarding the obligations of the applicants, the format of future applications, the content of future applications, and the review standards that it will apply in evaluating any future applications. The National Association of Regulatory Utility Commissioners and several state regulatory commissions have appealed jurisdictional aspects of the Ameritech application denial to the Eighth Circuit. The Company cannot predict either the outcome of these appeals, of the RBOC's willingness to abide by these FCC guidelines, or the timing or outcome of future applications submitted to the FCC. Other RBOCs have announced their intention to file applications at the FCC for authority to provide inter LATA services. The Company cannot predict the outcome of these proceedings. To the extent that the RBOC's are permitted to enter the international long-distance business, they could become major competitors of the Company. It is also possible that they could become customers of the Company's wholesale business although there is no assurance that this would happen.

     On May 7, 1997, the FCC announced that it will issue a series or orders that will reform Universal Service Subsidy allocations and adopted various reforms to the existing rate structure for interstate access services provided by the ILECs that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. It also affirmed that information services providers (including, among others, internet service providers) should not be subject to existing access charges ("ISP Exemption"). Petitions for reconsideration of, among other things, the access service and ISP Exemption related actions were filed before the FCC, and appeals were taken to various United States Courts of Appeals. On reconsideration, the FCC, in significant part, affirmed the access charge and ISP Exemption actions, and the court appeals have been consolidated before the Eighth Circuit. Also, several state agencies have started proceedings to address the reallocation of implicit subsidies contained in access rates and retail service rates to state universal service funds. Access charges are a principal component of the Company's telecommunications expense. The Company cannot predict either the outcome of these appeals or whether or not the result(s) will have a material impact upon the consolidated financial position or the Company's results of operations.

     Certain Foreign Termination Arrangements. The Company has entered into and expects to continue to enter into certain termination or origination arrangements with competitive carriers in certain foreign countries. These arrangements involve the termination of U.S. originated traffic or the origination of foreign-based traffic from foreign countries over private lines and may be viewed by foreign regulatory agencies as "international simple resale" arrangements. The Company believes that foreign telecommunications regulations are being liberalized and that such arrangements are permitted in some instances and may be expressly approved by foreign regulatory agencies in other instances. Nevertheless, at this time the FCC or a foreign regulatory agency in a particular country may take the view that such arrangements are not in compliance with current regulatory policies. If the FCC finds that such arrangements violate FCC rules, the FCC could impose a variety of sanctions on the Company, including rescission of the Company's Section 214 License. In addition, competitive carriers, which compete with the PTT, may not be permitted by foreign regulatory agencies or the PTT may act unilaterally to cancel or eliminate the private line service on which the alternative carrier depends. For example, in 1997, regulatory authorities in Hong Kong and the PTT in Mexico have acted against such arrangements. The competitive carriers with whom the Company enters into such arrangements, and perhaps the Company itself, could be subject to a variety of penalties in connection with such arrangements under foreign or U.S. law, including without limitation orders to cease operations or to limit future operations, loss of licenses or of license opportunities, fines, seizure of equipment and, in certain foreign jurisdictions, criminal prosecution. The revenue and/or profit generated under such arrangements may have become a significant portion of the overall revenue and/or profit of the Company at the time such arrangements are discovered and curtailed. Moreover, the discovery of the existence of such arrangements by foreign PTTs could adversely affect the Company. Any of the developments described above (i.e., the imposition of penalties, the loss of revenue and/or profit generated by such arrangements (whether as a result of regulatory problems or otherwise) or the discovery of the existence of such arrangements by foreign PTTs) could have a material adverse effect on the Company's business, financial condition or results of operations.

PATENTS AND TRADEMARKS

     The Company owns, licenses or has applied for various patents with respect to its technology and products. While these patents are of value, the Company does not believe that it is dependent to any material extent upon patent protection. The Company further believes that timely implementation of technological advances, responsiveness to market requirements, depth of technical expertise and a high level of customer service and support are more important to its success than patent rights.

     The Company has various trademarks, trade names and service marks used in connection with its business and for private label marketing of certain of its products, including: Access45(TM), Access60(R), CDX(TM), Compact Digital Exchange(TM), EdgeLink 100(TM), EdgeLink 300(TM), EdgeLink 500(TM) and WLL-2000(TM). Although the Company considers these trademarks, trade names and service marks to be readily identifiable with, and valuable to, its business, the Company does not believe the loss of any of the foregoing rights for intellectual property would have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

     As of March 30, 1999, the Company had 791 full-time employees, including 658 in continuing operations and 133 in discontinued operations. The continuing operations employees consist of 579 dedicated to the Equipment Group, 57 dedicated to the Telecommunications Group and 22 working in the Company's executive office. From time to time, the Company also uses part-time employees and contractors in its operations, primarily to accommodate temporary changes in production levels and facilitate certain research and development projects. None of the Company's employees is represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The Company's executive offices are located in Atlanta, Georgia, where it occupies approximately 12,000 square feet under a lease expiring in October 2003. The Company owns NACT's building in Provo, Utah and leases its other facilities under operating leases which expire at various dates during the next five years. The following provides a summary of the significant facilities currently utilized by the Company to conduct its operations.

                                                              SQUARE FOOTAGE   LEASE EXPIRES
                                                              --------------   -------------
Norwood, Massachusetts......................................      80,000       January 2004
Wilmington, Massachusetts...................................      53,300       November 2000
Provo, Utah.................................................      40,000       Owned
Savannah, Georgia...........................................      33,500       October 2001
U.S. Switching Centers......................................      33,900       Various
Alpharetta, Georgia.........................................      12,200       March 2002
Other warehouses and offices................................      35,000       Various
                                                                 -------
          Total Continuing Operations.......................     287,900
Orlando, Florida............................................      72,000       April 2002
Dallas, Texas...............................................      54,000       February 2003
South Bend, Indiana.........................................      22,000       July 2002
                                                                 -------
          Total Discontinued Operations.....................     148,000
                                                                 -------
          Total Company.....................................     435,900
                                                                 =======

     The Company's existing facilities are adequate for its current operations, and the Company believes that convenient, additional facilities are readily available should the business need arise.

     Telco leases a 216,000 square foot manufacturing, research and administration facility in Norwood, Massachusetts, that is owned by a limited partnership in which Telco has a 50% partnership interest. Approximately 80,000 square feet of this facility is currently utilized by Telco. Excess costs associated with the idle portion of the facility through January 2004, the lease termination date, have been reserved for in Telco's balance sheet.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of the Company's business. Other than as discussed below, neither the Company nor any of its subsidiaries is party to any legal proceeding, the outcome of which is expected to have a material adverse effect on the Company's financial condition or results of operations.

     Following the Company's announcement on January 5, 1999 regarding earnings expectations for the quarter and fiscal year ended December 31, 1998 and the subsequent decline in the price of the Company's common stock, 22 putative class action complaints were filed between January 7, 1999 and March 5, 1999 in the United States District Court for the Northern District of Georgia. The Company and certain of its then current officers and directors were named as defendants. A second decline in the Company's stock price occurred shortly after actual earnings were announced on February 11, 1999, and a few of these cases were amended, and additional, similar complaints were filed. On March 8, 1999, a group of plaintiffs filed a joint motion seeking to be appointed as lead plaintiffs and to have certain law firms appointed as lead counsel in these actions. The Company expects that the cases will be consolidated and that an amended consolidated complaint will be filed after a ruling on the pending motion regarding the appointment of lead plaintiffs and lead counsel.

     Although the 22 complaints differ in some respects, the plaintiffs, generally, have alleged violations of the federal securities laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures, principally related to inventory and sales activities during the fourth quarter of 1998. With the exception of a single complaint (not filed by one of the proposed lead plaintiffs) which seeks to include stock purchases that occurred as early as April 10, 1998, the complaints are filed on behalf of: (a) persons who purchased shares of the Company's common stock between October 7, 1998 and February 11, 1999; (b) shareholders of Telco who received shares of common stock of the Company as a result of the Company's acquisition of Telco that closed on November 30, 1998; and, (c) shareholders of NACT who received shares of common stock of the Company as a result of the Company's acquisition of NACT that closed on October 28, 1998. Plaintiffs have requested damages in an unspecified amount in their complaints. Although the Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the federal securities laws, there can be no assurance the Company will not sustain material liability as a result of or related to these shareholder suits.

     RCG operated under Chapter 11 bankruptcy protection from October 1997 until December 1998 (the "Bankruptcy Case"). On September 3, 1998, the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"), entered an Order confirming the Debtor's Second Amended Plan of Reorganization, dated September 2, 1998 (the "Plan"), which was effective December 14, 1998. In general, the Plan provides for, among other things, the discharge by the creditors of RCG of all indebtedness of and claims against RCG and the issuance by the Company of 9,375,000 shares of common stock of the Company to a disbursing agent for ultimate distribution to the creditors of RCG. The Company has already issued such shares, which are being distributed to the RCG creditors under the terms of the Plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A special meeting of stockholders was held on November 30, 1998 (the "November Special Meeting") at the Company's headquarters in Atlanta, Georgia. There were 25,675,253 shares of common stock issued and entitled to vote at the November Special Meeting, of which 14,519,172 were present in person or by proxy. The November Special Meeting did not involve the election of directors. At the November Special Meeting, the following matters were voted on:

                                                             FOR           AGAINST      ABSTAIN
                                                             ---           -------      -------

Approval and adoption of the Agreement and Plan of Merger    14,466,993    26,002       26,177
and Reorganization, dated as of June 4, 1998, as amended
by the first amendment thereto dated as of October 27,
1998, among World Access, Inc. (formerly known as WAXS
INC.), WA Telcom Products Co., Inc. (formerly known as
World Access, Inc.), Telco Systems, Inc. and Tail
Acquisition Corporation, pursuant to which Telco Systems,
Inc. was merged with and into Tail Acquisition
Corporation.

Approval of amendment to World Access, Inc. Certificate      14,127,104    351,587      40,481
of Incorporation to increase the number of authorized
shares of World Access common stock to 150,000,000.

Adoption of the World Access, Inc. 1998 Incentive Equity     10,775,569    3,676,000    67,603
Plan.

Ratification and approval of the indemnification             13,431,243    1,013,168    74,761
agreements with directors and executive officers of World
Access, Inc.

     (b) A special meeting of stockholders was also held on December 14, 1998 (the "December Special Meeting") at the Company's headquarters in Atlanta, Georgia. There were 25,678,453 shares of Common Stock issued and entitled to vote at the December Special Meeting, of which 21,234,874 were present in person or by proxy. At the December Special Meeting, the following matters were voted on:

                                                             FOR           AGAINST      ABSTAIN
                                                             ---           -------      -------

Approval and Adoption of the Agreement and Plan of Merger    12,677,099    44,322       31,985
and Reorganization, dated as of May 12, 1998, as amended
by the first amendment thereto dated as of July 20, 1998
and the second amendment thereto dated as of September 2,
1998, among World Access, Inc., WA Telcom Products Co.,
Inc., WA Merger Corp. and Cherry Communications
Incorporated (d/b/a Resurgens Communications Group),
pursuant to which WA Merger Corp. was merged with and
into Resurgens Communications Group.

Approval and adoption of the Share Exchange Agreement and    12,633,726    86,670       33,010
Plan of Reorganization, dated as of May 12, 1998, among
World Access, Inc., WA Telcom Products Co., Inc., Cherry
Communications, U.K. Limited, and Renaissance Partners
II.

                                                    FOR           VOTE WITHHELD
Election of the following director nominees         ---           -------------
  Stephen J. Clearman                               21,069,496    165,378
  (to serve for a two-year term)

  Mark A. Gergel                                    21,051,932    182,942
  (to serve for a three-year term)

  John P. Imlay, Jr.                                21,059,406    175,468
  (to serve for a three-year term)

  Carl E. Sanders                                   21,071,708    163,166
  (to serve for a three-year term)

     The other directors of the Company whose terms of office continued after the December Special Meeting are Max E. Bobbit, Steven A. Odom and John D. Phillips.

ITEM 4.5  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information, as of March 30, 1999, concerning the Company's executive officers.

NAME                           AGE                          POSITION
----                           ---                          --------
Steven A. Odom...............  45    Chairman of the Board
John D. Phillips.............  56    President, Chief Executive Officer and Director
Mark A. Gergel...............  41    Executive Vice President, Chief Financial Officer
                                       and Director
A. Lindsay Wallace...........  49    President, World Access Equipment Group
Dennis E. Bay................  55    Executive Vice President and Chief Operating Officer,
                                       World Access Telecommunications Group
W. Tod Chmar.................  45    Executive Vice President and Secretary

     Steven A. Odom. Mr. Odom joined the Company's Board in October 1994. In November 1994, he was appointed to the newly created position of Chairman of the Board. In August 1995, he became Chairman and Chief Executive Officer of the Company and served in that capacity until December 1998, when he relinquished his Chief Executive Officer duties. From 1983 to 1987, he founded and served as Chairman and

Chief Executive Officer of Data Contract Company, Inc. ("DCC"), a designer and manufacturer of intelligent data PBX systems, pay telephones and diagnostic equipment. From 1987 to 1990, he was Vice President for the Public Communications Division of Executone Information Systems, Inc., a public company that acquired DCC in 1987. Mr. Odom formerly served as a director for Telematic Products, Inc., a manufacturer of telephone central office equipment and Resurgens Communications Group, Inc. ("Old Resurgens"), a provider of long distance operator services that later merged with LDDS Communications, Inc., now known as WorldCom.

     John D. Phillips. Mr. Phillips has served as a director of the Company since December 1994 and was appointed its President and Chief Executive Officer in December 1998. Mr. Phillips was Chairman of the Board and Chief Executive Officer of RCG and Cherry U.K. from October 1997 until December 1998, when both companies were acquired by the Company. He was President, Chief Executive Officer and a director of Metromedia International Group, Inc. ("Metromedia"), a global media, entertainment and communications company, from November 1995 until December 1996. Metromedia was formed in November 1995 through the merger of The Actava Group, Inc. ("Actava"), Orion Pictures Corporation, MCEG Sterling Incorporated and Metromedia International Telecommunications, Inc. He served as President, Chief Executive Officer and a director of Actava from April 1994 until November 1995. In May 1989, Mr. Phillips became Chief Executive Officer of Old Resurgens and served in this capacity until September 1993 when Old Resurgens merged with Metromedia Communications Corporation and WorldCom.

     Mark A. Gergel. Mr. Gergel joined the Company in April 1992 as Vice President and Chief Financial Officer. In December 1996, he was named an Executive Vice President of the Company and in December 1998, he was elected a director of the Company. From 1983 until March 1992, Mr. Gergel held five positions of increasing responsibility with Federal-Mogul Corporation, a publicly-held manufacturer and distributor of vehicle parts, including International Accounting Manager, Assistant Corporate Controller, Manager of Corporate Development and Director of Internal Audit. Prior to joining Federal-Mogul, Mr. Gergel spent four years with the international accounting firm of Ernst & Young. Mr. Gergel is a Certified Public Accountant.

     A. Lindsay Wallace. Mr. Wallace joined the Company in February 1998 in connection with the Company's acquisition of a majority interest in NACT. He served as President of the Switching Division from February 1998 until December 1998, when he was appointed Executive Vice President and Chief Operating Officer of the Company's Equipment Group. In January 1999, he was named President of the Equipment Group. From January 1996 until October 1998, when NACT merged with and into the Company, Mr. Wallace was President, Chief Executive Officer and a director of NACT. From January 1994 until January 1996, he was NACT's Director of Sales and Marketing. In October 1995 he was named an Executive Vice President of NACT. Prior to joining NACT, Mr. Wallace worked for Sprint Corporation for five years where he held several positions including National Account Manager.

     Dennis E. Bay. Mr. Bay has served as Executive Vice President and Chief Operating Officer of the Company's Telecommunications Group since December 1998. He was Senior Vice President and General Manager of RCG and Cherry U.K. from November 1997 until December 1998, when both companies were acquired by the Company. From 1994 to November 1997, Mr. Bay provided consulting services to international long distance carriers through DBCS, his own consulting firm. He was Vice President of Operations for Old Resurgens from 1989 until December 1993.

     W. Tod Chmar. Mr. Chmar has served as Executive Vice President and Secretary of the Company since December 1998. He was an Executive Vice President and director of RCG and Cherry U.K. from October 1997 to December 1998, when both companies were acquired by the Company. Mr. Chmar served as Senior Vice President of Metromedia from November 1995 until December 1996 and of Actava from 1994 until November 1995. From January 1985 until September 1993, Mr. Chmar was a partner in the law firm of Long Aldridge & Norman LLP, specializing in mergers and acquisitions and corporate finance.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on The Nasdaq Stock Market ("Nasdaq") under the symbol "WAXS". The quarterly price ranges for the Company's common stock as reported by Nasdaq are as follows:

                                                              HIGH       LOW       CLOSE
                                                              ----       ---       -----
YEAR ENDED DECEMBER 31, 1998
  First Quarter.............................................  $33 1/2    $21 5/8    $32 1/2
  Second Quarter............................................   40         25 3/8     30
  Third Quarter.............................................   30 15/16   18 3/4     20 1/4
  Fourth Quarter............................................   24 3/4     12         21 3/8
YEAR ENDED DECEMBER 31, 1997
  First Quarter.............................................  $ 9 1/4    $ 7 1/2    $ 8
  Second Quarter............................................   23          7 5/8     20 1/2
  Third Quarter.............................................   34 1/8     20         32 1/2
  Fourth Quarter............................................   33 3/4     17         23 7/8

     As of March 30, 1999, there were 679 holders of record of the Company's common stock. This number does not include beneficial owners of the Company's common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

SALE OF UNREGISTERED SECURITIES

     On December 14, 1998, pursuant to the Plan approved by the Bankruptcy Court in the Bankruptcy Case and the merger agreement between the Company and RCG, the Company issued 9,375,000 shares of its common stock to a disbursing agent to be distributed to creditors of RCG in exchange for the discharge by such creditors of RCG of all indebtedness of and claims against RCG. The shares were issued under Section 1145 of the United States Bankruptcy Code which generally provides that the registration requirements of the Securities Act do not apply to the offer or sale under a plan of reorganization of securities of a debtor in exchange for a claim against, or interest in, the debtor. Section 1145 further provides that an offer or sale of securities under the Section is deemed to be a public offering.

     On December 14, 1998, the Company issued 1,812,500 shares of common stock to Renaissance Partners II, the sole stockholder of Cherry U.K., in connection with the Company's acquisition of Cherry U.K. The shares were issued under
Section 4(2) of the Securities Act which provides for an exemption from the registration requirements of the Securities Act for transactions by an issuer not involving any public offering.

DIVIDEND POLICY

     The Company has not paid or declared any cash dividends on its common stock and currently intends to retain all future earnings to fund operations and the continued development of its business. In addition, the Company's credit facility contains restrictions limiting the ability of the Company to pay cash dividends. Any future determination to declare and pay cash dividends will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information for each of the five years in the period ended December 31, 1998 set forth below has been derived from and should be read in conjunction with the financial statements and other financial information presented elsewhere herein.

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   1998       1997      1996      1995      1994
                                                 --------   --------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF CONTINUING OPERATIONS DATA(1):
Equipment sales................................  $138,990   $ 48,614   $17,131   $12,612   $ 6,014
Carrier service revenues.......................    13,143         --        --        --        --
                                                 --------   --------   -------   -------   -------
          Total sales..........................   152,133     48,614    17,131    12,612     6,014
Gross profit...................................    56,031     21,087     3,055     1,802       135
In-process research and development............   100,300         --        --        --        --
Goodwill impairment............................     6,200         --        --        --        --
Restructuring and other charges................    17,240         --        --        --        --
Income (loss) from continuing operations(2)....  (114,645)     8,350    (1,041)     (389)   (2,079)
Net income (loss) from continuing operations
  per share(3).................................  $  (5.19)  $   0.45   $ (0.07)  $ (0.04)  $ (0.45)
Weighted average shares outstanding(3).........    22,073     18,708    14,530     9,083     4,631
BALANCE SHEET DATA(4):
Cash and equivalents...........................  $ 55,176   $118,065   $22,480   $ 1,887   $   753
Working capital................................   125,586    153,750    37,961    10,222     2,267
Total assets...................................   613,812    225,283    60,736    28,515     8,943
Long-term debt.................................   137,864    115,264        --     3,750     4,328
Total liabilities..............................   253,229    133,528     8,362    14,181     7,783
Stockholders' equity...........................   360,583     91,755    52,374    14,334     1,160

---------------

(1) Includes the results of operations for the following businesses from their respective dates of acquisition: AIT -- May 1995; CIS -- January 1997; Galaxy -- July 1997; ATI -- January 1998; NACT -- February 1998;
    Telco -- November 1998; and Resurgens -- December 1998. On a pro forma unaudited basis, as if the acquisitions of ATI, NACT, Telco and Resurgens had occurred as of January 1, 1997, total sales, net loss from continuing operations and net loss from continuing operations per diluted share for the years ended December 31, 1998 and 1997 would have been approximately $378.0 million and $370.6 million; $100.8 million and $178.7 million; and $2.91 and $5.48, respectively. The results of operations for Galaxy during 1996 and the first six months of 1997 were not material and therefore are not included in the pro forma disclosure.
(2) The Company recorded no income tax expense during 1994 and 1995 due to net losses realized and the availability of federal income tax net operating loss carryforwards.
(3) Net income (loss) per share and weighted average shares outstanding are presented on a diluted basis. The calculations exclude 8,307,000, 995,000, 401,000 and 896,000 shares of common stock for 1998, 1997, 1996 and 1995, respectively, that are held in escrow accounts. See Notes A and B to the Consolidated Financial Statements.
(4) In October 1997, the Company sold $115.0 million of convertible subordinated notes. See Note I to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides international long distance voice and data services and proprietary network equipment to the global telecommunications markets. The World Access Telecommunications Group provides wholesale international long distance service through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. The World Access Equipment Group develops, manufactures and markets digital switches, billing and network telemanagement systems, cellular base stations, fixed wireless local loop systems, intelligent multiplexers, digital microwave radio systems and other telecommunications network products. To support and complement its product sales, the Company also provides its customers with a broad range of network design, engineering, testing, installation and other value-added services.

     The Company acquired five businesses during 1995 to 1997 in an effort to broaden its line of switching, transport and access products, enhance its product development capabilities and strengthen its technical base. Effective May 1995, the Company acquired AIT, a full service provider of Northern Telecom switching systems, add-on frames and related circuit boards; effective October 1995, the Company acquired Westec Communications, Inc. ("Westec"), a provider of wireless products and services primarily to the cable television industry; effective January 1996, the Company acquired Sunrise Sierra, Inc. ("Sunrise"), a developer and manufacturer of intelligent transport and access products; effective January 1997, the Company acquired CIS, a provider of mobile network equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers; and effective August 1997, the Company acquired Galaxy, a RF engineering firm that provides system design, implementation, optimization and other value-added radio engineering and consulting services to the wireless service markets. The markets served by CIS and Galaxy complement the Company's traditional telephone service provider and private network operator markets.

     During 1998, the Company continued to execute its Total Network Solutions strategy of broadening its offering of proprietary equipment and services by acquiring four businesses. In the first quarter of 1998, the Company acquired ATI, a designer and manufacturer of digital microwave and millimeterwave radio systems for voice, data and/or video applications and a majority stake in NACT, a single-source provider of advanced telecommunications switching platforms with integrated telephony software applications and network telemanagement capabilities. In October 1998, the Company acquired the remaining minority interest in NACT. In November 1998, the Company acquired Telco, a designer and manufacturer of broadband transmission, network access and bandwidth optimization products.

     During 1998, Telco has been building a core product portfolio that incorporates new technologies and strategically positions it for the impending evolution of telecommunications markets. Telco Systems made two strategic acquisitions in 1998 that expanded its product offerings from circuit switched into packet switched, frame relay and ATM markets.

     In December 1998, the Company acquired Resurgens, a provider of wholesale international long distance services. Resurgens now conducts its business as the World Access Telecommunications Group. As a result of the Resurgens acquisition, WorldCom, a major customer and vendor of Resurgens, now owns approximately 14% of the outstanding common stock of the Company.

     Through the completion of the acquisitions in 1998, the Company believes it is now positioned to offer its customers a complete telecommunications network solutions, including access to international long distance, proprietary equipment, and network planning and engineering services. The Company's management believes that numerous synergies exist as a result of these acquisitions, including cross-selling opportunities, technology development and cost savings.

     In December 1998, John D. ("Jack") Phillips was appointed the Company's new President and Chief Executive Officer. Mr. Phillips was formerly the President and Chief Executive Officer of Resurgens. Also in December 1998, two new outside directors joined the Company's Board.

     In connection with the recently completed acquisitions, the appointment of a new Chief Executive Officer and the election of the new directors, the Company approved and began implementing a major restructuring program to reorganize its operating structure, consolidate several facilities, outsource its manufacturing requirements, rationalize its product offerings and related development efforts, and pursue other potential synergies expected to be realized as a result of the integration of recently acquired businesses. The Company expects the plans associated with the program to be substantially completed during the second quarter of 1999.

     In December 1998, the Company formalized its plan to offer for sale all of its non-core businesses, which consist of the resale of Nortel and other original equipment manufacturers' wireline switching equipment, third party repair of telecom equipment and pay telephone refurbishment. These businesses have been accounted for as discontinued operations and, accordingly, the results of operations have been excluded from continuing operations in the consolidated Statements of Operations.

     During the past few years, the Company has significantly strengthened its balance sheet through improved operating results, a $115.0 million sale of convertible subordinated notes, a $26.2 million secondary public equity offering and a recently executed $75.0 million credit facility. The Company has used this capital for acquisitions and to support the working capital requirements associated with the Company's growth.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total sales from continuing operations except other data, which is expressed as a percentage of the applicable revenue type:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
  Equipment sales...........................................   91.4%   100.0%   100.0%
  Carrier service revenues..................................    8.6       --       --
                                                              -----    -----    -----
          Total sales.......................................  100.0    100.0    100.0
  Cost of equipment sold....................................   48.9     56.6     82.2
  Write-down of inventories.................................    6.1       --       --
  Cost of carrier services..................................    8.2       --       --
                                                              -----    -----    -----
          Total cost of sales...............................   63.2     56.6     82.2
                                                              -----    -----    -----
          Gross profit......................................   36.8     43.4     17.8
  Research and development..................................    4.5      3.4      3.4
  Selling, general and administrative.......................   13.1     13.6     21.4
  Amortization of goodwill..................................    2.8      2.3      1.1
  In-process research and development.......................   65.9       --       --
  Write-down of impaired goodwill...........................    4.1       --       --
  Provision for doubtful accounts...........................    7.4       --       --
  Restructuring and other charges...........................   11.3       --       --
                                                              -----    -----    -----
          Operating income (loss)...........................  (72.3)    24.1     (8.1)
  Interest and other income.................................    2.2      5.1      1.6
  Interest expense..........................................   (4.5)    (2.1)    (0.2)
                                                              -----    -----    -----
          Income (loss) from continuing operations before
            income taxes and minority interests.............  (74.6)    27.1     (6.7)
  Income taxes (benefits)...................................   (0.9)     9.9     (0.6)
                                                              -----    -----    -----
  Income (loss) from continuing operations before minority
     interests..............................................  (73.7)    17.2     (6.1)
  Minority interests in earnings of subsidiary..............    1.6       --       --
                                                              -----    -----    -----
          Income (loss) from continuing operations..........  (75.3)%   17.2%    (6.1)%
                                                              =====    =====    =====

1998 CONTINUING OPERATIONS COMPARED TO 1997 CONTINUING OPERATIONS

     Sales. Total sales increased $103.5 million, or 212.9%, to $152.1 million in 1998 from $48.6 million in 1997. Equipment sales increased $90.4 million, or 185.9% to $139.0 million in 1998 from $48.6 million in 1997. Carrier service revenues were $13.1 million which primarily represented the revenues from Resurgens which was acquired on December 15, 1998 and facilities management services from NACT. The increase in equipment sales related to digital radio systems sold by ATI, which was acquired effective January 29, 1998, switching products sold by NACT, which was acquired effective February 28, 1998, transmission and access products sold by Telco, which was acquired effective November 30, 1998, and an increase in sales of cellular equipment sold by CIS.

     Gross Profit. Gross profit increased $34.9 million, or 165.7%, to $56.0 million in 1998 from $21.1 million in 1997. Gross profit margin decreased to 36.8% in 1998 as compared to 43.4% in 1997.

     Gross profit before special charges increased $44.2 million, or 209.8%, to $65.3 million in 1998 from $21.1 million in 1997. Equipment Group gross profit margin before special charges increased to 46.6% in 1998 from 43.4% in 1997. Carrier service gross profit margin was 4.7% in 1998. The improved margin performance of the Equipment Group relates to the switching products sold by NACT and transmission and access products sold by Telco. The increase was partially offset by the digital radio systems sold by ATI, which included sales of the new WavePLEX radio system which carries a lower profit margin in its infancy until costs are reduced by increased production. The Company's margins on sales of cellular equipment sold by CIS declined over 1997, resulting from large contract price negotiations which enabled CIS to obtain significant sales growth of 70.4% over 1997.

     Research and Development. Research and development expenses increased $5.2 million, or 315.4%, to $6.8 million in 1998 from $1.6 million in 1997. The increase in expenses was attributable to the acquisitions of Telco, NACT and ATI and the further expansion of a corporate product development group during 1998. Research and development expenses increased to 4.5% of total sales in 1998 from 3.4% of total sales in 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.4 million, or 204.4%, to $20.0 million in 1998 from $6.6 million in 1997. The increase primarily related to expenses associated with the operations of ATI and NACT, which were acquired in early 1998, expenses related to the operations of Telco and Resurgens, which were acquired in the fourth quarter of 1998, the Company's continued expansion of a dedicated international sales and marketing group and corporate business development function. As a percentage of total sales, selling, general and administrative expenses decreased to 13.1% in 1998 from 13.6% in 1997.

     Amortization of Goodwill. Amortization of goodwill increased $3.1 million to $4.3 million in 1998 from $1.1 million in 1997, primarily as a result of the goodwill generated in connection with the ATI, NACT, Telco and Resurgens acquisitions. In December 1998, the Company recorded impairment charges of $6.2 million related to the unamortized balance of goodwill recorded in connection with the acquisitions of Westec in October 1995 and Sunrise in January 1996. Both of these businesses, which have become less strategic to the Company due to the ATI and Telco Mergers in 1998, are currently forecasted to generate nominal revenues and cash flow in 1999.

     Operating Income (Loss). Operating income (loss) decreased $121.8 million to $(110.1) million in 1998 as compared to $11.7 million in 1997 due to the significant special charges recorded during 1998, related to acquisitions and restructuring programs. Operating margin was (72.3%) in 1998 as compared to 24.1% in 1997. Operating income before special charges increased $21.9 million, or 186.7%, to $33.6 million in 1998 from $11.7 million in 1997. Operating income margin decreased to 22.1% in 1998 from 24.1% in 1997. The reduction in operating income margin is due to the margins of the newly formed Telecommunications Group which are substantially less than those of the Equipment Group.

     Interest and Other Income. Interest and other income increased $953,000, or 38.6%, to $3.4 million in 1998 from $2.5 million in 1997 due to increased invested cash balances of the Company, resulting primarily from proceeds received from a $115.0 million private debenture offering completed in October 1997.

     Interest Expense. Interest expense increased to $6.8 million in 1998 from $1.0 million in 1997. The increase is primarily related to the $115.0 million private debenture offering completed in October 1997.

1997 CONTINUING OPERATIONS COMPARED TO 1996 CONTINUING OPERATIONS

     Sales. Total sales increased $31.5 million, or 183.8%, to $48.6 million in 1997 from $17.1 million in 1996. There were no carrier service revenues in 1997 and 1996.

     The increase related to sales of cellular equipment by CIS, which was acquired effective January 1, 1997, sales of the Company's international products, the CDX and WLL-2000 and engineering services performed by Galaxy, which was acquired effective July 1, 1997. These increases were partially offset by a decline in electronic manufacturing revenues resulting from a strategic decision to begin utilizing the Company's manufacturing capacity for new Company products rather than servicing external contract manufacturing customers. Equipment sales for 1996 included approximately $4.8 million in one-time sales of a distributed product.

     Gross Profit. Gross profit increased $18.0 million, or 590.2%, to $21.1 million in 1997 from $3.1 million in 1996. Gross profit margin increased to 43.4% in 1997 from 17.8% in 1996. The improved performance resulted from economies of scale associated with the 183.8% increase in total sales and the change in sales mix to higher margin equipment including CIS cellular equipment and the CDX and WLL-2000.

     Research and Development. Research and development expenses increased $1.1 million, or 184.0%, to $1.6 million in 1997 from $580,000 in 1996. The increase in expenses was attributable to the formation of a corporate product development group during the third quarter of 1996 and the continued expansion of the development group during 1997. Research and development expenses were 3.4% of total sales in 1997 and 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.9 million, or 79.1%, to $6.6 million in 1997 from $3.7 million in 1996. The increase related primarily to expenses associated with the operations of CIS and Galaxy, which were acquired effective January 1, 1997 and July 1, 1997, respectively, and the Company's establishment of a dedicated international sales and marketing group and corporate business development function in March 1996. In addition, the Company recorded approximately $960,000 of incentive compensation expense in 1997 as compared to a provision of approximately $300,000 in 1996. As a percentage of total sales, selling, general and administrative expenses decreased to 13.5% in 1997 from 21.4% in 1996.

     Amortization of Goodwill. Amortization of goodwill increased $915,000 to $1.1 million in 1997 from $195,000 in 1996, primarily as a result of goodwill recorded in connection with the CIS and Galaxy acquisitions.

     Operating Income. Operating income increased $13.1 million, or 945.9%, to $11.7 million in 1997 from a loss of $(1.4) million in 1996. Operating income margin increased to 24.1% in 1997 from (8.1)% in 1996.

     Interest and Other Income. Interest and other income increased $2.2 million to $2.5 million in 1997 from $269,000 in 1996 due to a significant increase in cash balances of the Company, resulting primarily from the sale of $115.0 million convertible subordinated notes in October 1997 and proceeds received from a $26.2 million secondary public equity offering completed in October 1996.

     Interest Expense. Interest expense increased to $1.0 million in 1997 from $39,000 in 1996. The increase is primarily due to the sale of $115.0 million convertible subordinated notes in October 1997 which bear interest at 4.5%.

     Income Taxes. The Company's effective income tax rate increased to 36.5% in 1997 from (9.9)% in 1996. The Company's 1996 effective rate was favorably impacted by the recognition of a $4.1 million deferred tax asset during the year to reflect the benefits of the Company's remaining net operating loss carryforward.

DISCONTINUED OPERATIONS

     Overview. During 1998, the Company broadened its offering of proprietary equipment by acquiring three equipment businesses. The Company acquired ATI, a designer and manufacturer of digital microwave and millimeterwave radio systems for voice, data and/or video applications; NACT, a single-source provider of advanced telecommunications switching platforms with integrated telephony software applications and network telemanagement capabilities and Telco, a designer and manufacturer of broadband transmission, network access and bandwidth optimization products.

     In connection with the completion of the acquisitions above, certain of the Company's non-proprietary businesses became non-strategic. In December 1998, the Company formalized its plan to offer for sale all of its non-core businesses, which consist of the resale of Nortel and other original equipment manufacturers' wireline switching equipment, third party repair of telecom equipment and pay telephone refurbishment. On January 5, 1999, the Company formally announced its intention to sell these businesses. Management expects that the sale will be completed in 1999. These businesses have been accounted for as discontinued operations and, accordingly, the results of operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented.

     1998 Compared to 1997. Sales increased $14.2 million, or 32.0%, to $58.6 million in 1998 from $44.4 million in 1997. This increase was primarily due to an increase in the resale of Nortel and other original equipment manufacturers' wireline switching equipment at the Company's AIT business. Gross profit before special charges increased $2.1 million, or 18.9%, to $13.1 million in 1998. Gross profit margin before special charges declined to 22.4% in 1998 from 25.0% in 1997. The Company elected to sell approximately $10.0 million of Nortel equipment at substantially reduced margins in the fourth quarter in anticipation of additional pricing pressure and in an effort to reduce the inventory levels of this business. The Company also experienced margin declines in the \pay telephone refurbishment business in 1998 related to the introduction of a vandal resistant pay telephone modification which carries lower margins than the historical refurbishment revenues.

     During 1998, the Company also recorded special charges of approximately $12.4 million relating to the non-core businesses (see "-- Restructuring and Other Charges").

     1997 Compared to 1996. Sales increased $10.5 million, or 31.0% to $44.4 million in 1997 from $33.9 million in 1996. The increase was due to growth in Nortel resale business of AIT and pay telephone refurbishment. Gross profit decreased to $11.1 million in 1997 from $11.9 million in 1996. Gross profit margin decreased to 25.0% in 1997 from 35.3% in 1996. The decline in gross profit margin in 1997 related to margin pressure experienced by the Nortel resale business.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     Overview. In connection with the ATI, NACT and Telco Mergers in 1998, the Company wrote off purchased in-process R&D totaling $5.4 million, $44.6 million and $50.3 million, respectively. These amounts were expensed as non-recurring charges on the respective acquisition dates. These write-offs were necessary because the acquired technology had not yet reached technological feasibility and had no future alternate use.

     The value of the purchased in-process technology from ATI was determined by estimating the projected net cash flows related to in-process research and development projects, including costs to complete the development of the technology. These cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below.

     The value of the purchased in-process technology from NACT and Telco was determined by estimating the projected net cash flows related to in-process research and development projects, excluding costs to complete the development of the technology. These cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below for each respective acquisition. The resultant net present value amount was then reduced by a stage of completion factor. This factor more specifically captures the development risk of an in-process technology (i.e., market risk is still incorporated in the estimated rate of return).

     The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification, and test activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements.

     If these projects to develop commercially viable products based on the purchased in-process technology are not successfully completed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets may become impaired.

     ATI Merger. ATI develops and manufactures a series of high-performance digital microwave and millimeterwave radio equipment. Their products reach across all frequency bands and data rates and offer numerous features. The nature of the in-process research and development was such that technological feasibility had not been attained. Failure to attain technological feasibility would have rendered partially designed equipment useless for other applications. ATI's products are designed for specific frequency bandwidths and, as such, are highly customized to those bandwidths and the needs of customers wishing to operate in them. Products only partially completed for certain bandwidths cannot be used in other bandwidths.

     Between each product line, various stages of development had been reached. Additionally, within each product line, different units had reached various stages of development. Of the products management considered in-process, none had attained technological feasibility. The purchased in-process technology acquired in the ATI acquisition was comprised of three primary projects related to high-performance, digital microwave and millimeterwave radio equipment. Each project consists of multiple products. These projects were at multiple stages along ATI's typical development timeline. Some projects were beginning testing in ATI labs; others were at earlier stages of planning and designing. The majority of the products were scheduled to be released during 1998, 1999 and early 2000. Revenue projections for the in-process technologies reflected the anticipated release dates of each project.

     Revenue attributable to in-process technology was estimated to increase within the first three years of the seven-year projection at annual rates ranging from a high of 240.7% to a low of 2.3%, decreasing within the remaining years at annual rates ranging from 30.9% to 60.9% as other products are released in the marketplace. Projected annual revenue attributable to in-process technology ranged from approximately a low of $11.8 million to a high of $71.1 million within the term of the projections. These projections were based on assumed penetration of the existing customer base and movement into new markets. Projected revenues from in-process technology were assumed to peak in 2001 and decline from 2002 through 2004 as other new products are expected to enter the market.

     In-process technology's contribution to the operating profit of ATI (earnings before interest, taxes and depreciation and amortization) was estimated to grow within the projection period at annual rates ranging from a high of 665.9% to a low of 43.9% during the first four years, decreasing during the remaining years of the projection period similar to the revenue growth projections described above. Projected in-process technology's annual contribution to operating profit (loss) ranged from approximately a low of $(900,000) to a high of $9.1 million within the term of the projections.

     The discount rate used to value the in-process technology of ATI was 26.0%. This discount rate was estimated relative to the overall business discount rate of 25.0% based on (1) the incomplete status of the products expected to utilize the in-process technology (i.e., development risk), (2) the expected market risk of the planned products relative to the existing products, (3) the emphasis on different markets than those currently pursued by ATI, and (4) the nature of remaining development tasks relative to previous development efforts.

     Management estimated that the costs to develop the in-process technology acquired in the ATI acquisition would be approximately $24.3 million in the aggregate through the year 2002. The expected sources of funding were scheduled R&D expenses from the operating budget of ATI.

     NACT Merger. NACT provides advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities. NACT designs, develops, and manufacturers all hardware and software elements necessary for a fully integrated, turnkey telecommunications switching solution. The nature of the in-process research and development was such that technological feasibility had not been attained. Failure to attain technological feasibility, especially given the high degree of customization required for complete integration into the NACT solution, would have rendered partially designed hardware and software useless for other applications. Incomplete design of hardware and software coding would create a non-connective, inoperable product that would have no alternative use.

     NACT's business plan called for a shift in market focus to large customers, both domestic and international; therefore, NACT had numerous projects in development at the time of the acquisition. Additionally, the pending completion of a major release of NACT's billing system required significant development efforts to ensure continued integration with NACT's product suite. The purchased in-process technology acquired in the NACT acquisition was comprised of 13 projects related to switching and billing systems. These projects were scheduled to be released between February 1998 and April 2000. These projects include planned additions of new products, based on undeveloped technologies, to NACT's suite of STX and NTS products. The projects also include the creation of products for new product suites. The research and development projects were at various stages of development. None of the in-process projects considered in the write-off had attained technological feasibility. The in-process projects do not build on existing core technology; such existing technologies were valued as a separate asset.

     A brief summary of the significant technologies NACT was developing for their STX and NTS products at the time of the acquisition is as follows:

     STX Application Switching Platform ("STX") -- STX was introduced in May 1996 as an integrated digital tandem switching system which allows scalability from 24 ports to a capacity of 1,024 ports per switch. The STX can be combined with three additional STXs to provide a total capacity of 4,096 ports per system. The current STX is not sufficiently developed to address NACT's objective of targeting larger, more diverse telecommunications companies. To move into this expanded customer base, NACT has multiple development tasks planned for the STX product. NACT plans to incorporate into the STX certain features and enhancements such as SS7 and E1 (discussed below), R-2 signaling, and Integrated Services Digital Network, which are critical to the Company's strategy to broaden its customer base. The SS7 and E1 features are considered new products within the STX family of products.

     Master Control Unit ("MCU") -- MCU is a database hub which can link up to four switches, creating a larger capacity tandem switch. NACT is developing an updated MCU, called the "redundant MCU", which allows for intelligent peripheral or recognition of pre-paid caller numbers. Redundant MCU is an important extension to the MCU system because it will allow a telecommunications company to create an entire switching network outside of the public network owned by major telecommunications firms.

     NTS Telemanagement and Billing System ("NTS") -- NTS performs call rating, accounting, switch management, invoicing, and traffic engineering for multiple NACT switches. NACT recently finished development of an improved billing system, the NTS 2000, which is designed for real-time transaction processing with graphical user interface and improved call reports. The NTS 2000 is compatible with non-NACT switches. The NTS 2000 also allows for customization of invoices and reports.

     E1 to T1 Conversion -- The T1 is the switchboard hardware used in the STX. The T1 product has been in existence for several years. The E1 is the standard switchboard used in Europe. NACT is creating a technology which facilitates compatibility between the T1 and the switchboard hardware currently used in Europe. In addition, NACT is currently developing enhanced switchboard hardware called the T3, which will allow for more calls to pass through the switchboard at one time. Both development efforts, the T3 and compatibility between E1 and T1, are necessary as NACT moves into international markets.

     Transmission Control Protocol/Internet Protocol ("TCP/IP")
Connectivity -- TCP/IP is the most common method of connecting personal computers, workstations and servers. Other historically dominant networking protocols, such as the local area network ("LAN") protocol and international packet exchange/sequence packet exchange, are losing ground to TCP/IP. The addition of TCP/IP is vital relative to NACT's strategic objective of offering voice-over-Internet.

     68060 -- The Company is incorporating the Motorola 68060 board in the STX application platform to enable the STX to support 2,048 ports per switch or 8,192 ports per integrated MCU system. With this enhancement, the STX is expected to process significantly more call minutes per month.

     Signaling System 7 ("SS7") -- SS7 is software that allows a call, which normally would have to go through a series of switchboards to reach its destination, to instead skip from the first switchboard to the last. With the addition of this enhancement, the STX switch can interface with carriers more quickly and efficiently. In addition, NACT is developing the C7, which is the European version of the SS7.

     NACT had 13 projects in development at the time of acquisition. These projects were at multiple stages along NACT's development timeline. Some projects were beginning testing in NACT labs; others were at earlier stages of planning and designing. These projects were scheduled for release between December 1998 and December 2000. Revenue projections for the in-process technologies reflected the anticipated release dates of each project.

     Revenue attributable to in-process technology was assumed to increase in the first five years of the 12-year projection at annual rates ranging from 61.4% to 2.81%, decreasing over the remaining years at annual rates ranging from 16.0% to 48.5% as other products are released in the marketplace. Projected annual revenue attributable to in-process technology ranged from approximately a low of $8.0 million to a high of $101.1 million within the term of the projections. These projections were based on assumed penetration of the existing customer base and movement into new markets. Projected revenues from in-process technology were assumed to peak in 2003 and decline from 2004 through 2009 as other new products are expected to enter the market.

     In-process technology's contribution to the operating profit of NACT (earnings before interest, taxes and depreciation and amortization) was projected to grow within the projection period at annual rates ranging from a high of 67.2% to a low of 2.8% during the first five years, decreasing during the remaining years of the projection period similar to the revenue growth projections described above. Projected in-process technology's annual contribution to operating profit ranged from approximately $2.1 million to $29.3 million within the term of the projections.

     The discount rate used to value the existing technology of NACT was 14.0%. This discount rate was estimated relative to the overall business discount rate of 15.0% based on (1) the completed status of the products utilizing existing technology (i.e., the lack of development risk), and (2) the potential for obsolescence of current products in the marketplace.

     The discount rate used to value the in-process technology of NACT was 15.0%. This discount rate was estimated relative to the overall business discount rate of 15.0% based on (1) the incomplete status of the products expected to utilize the in-process technology (i.e., development risk), (2) the expected market risk of the planned products relative to the existing products,
(3) the emphasis on targeting larger customers for the planned products, (4) the expected demand for the products from current and prospective NACT customers,
(5) the anticipated increase in NACT's sales force, and (6) the nature of remaining development tasks relative to previous development efforts.

     Management estimates that the costs to develop the in-process technology acquired in the NACT acquisition will be approximately $5.0 million in the aggregate through the year 1999. The expected sources of funding were scheduled research and development expenses from the operating budget of NACT.

     Telco Merger. Telco develops and manufactures products focused on providing integrated access for network services. Telco's products can be separated into three categories: (1) broadband transmission products, (2) network access products, and (3) bandwidth optimization products. Telco's products are deployed at the edge of the service provider's networks to provide organizations with a flexible, cost-effective means of transmitting voice, data, video and image traffic over public or private networks.

     At the time of acquisition, Telco had several primary projects in development relating to next-generation telecommunication and data network hardware. These projects were at various stages in the development process. Some were about to enter the testing phase of the initial hardware prototype, while others were still in the early concept and design specification stages. These projects were scheduled for commercial release at various points in time from December 1998 through early 2000.

     Telco's in-process research and development projects are being developed to run on new communications protocols and technologies not employed in its current products. These include HDSL, SONET, Voice over IP and ATM inverse multiplexing. Additionally, the products to be commercialized from Telco's in process research and development are expected to include interface support not in Telco's current product line, including E1, DS3 and OC3.

     A brief description of the significant in-process projects is set forth below:

     Access 45/60 Release 1 -- Access 45/60 Release 1 product provides essentially the same functional service as the existing Access 45/60 network access servers by providing highly reliable digital access to public, private and hybrid networks, integrating multiple business applications through cost-effective connections to dedicated, switched and packet network services. However, unlike the current versions, the technology underlying the Release 1 ("R1") version is based on high-bit-rate digital subscriber line ("HDSL") technology. This HDSL technology will enable high-density voice and data applications to travel simultaneously over one to ten HDSL lines from a single platform, which will launch the R1 product into a whole new loop market by eliminating the need for service providers to have separate platforms for voice and data at the customer's premises or at the provider's central office. Although the Access 45/60 R1 product is designed to provide a service similar to the current Access 45/60 product, the core functional technology of the new R1 is very different, and the target market of the R1 product is different.

     If technological feasibility is achieved, Telco expects the product to be introduced into the market at the end of 1999. However, before that can occur, Telco must complete the first prototype builds of the product and perform initial system testing which will not begin until the end of August 1999. In September 1999, Telco will begin testing for system quality assurance and expects to begin beta field testing in October or November 1999.

     EdgeLink300 E1 -- The EdgeLink300 E1 version is an addition to the 300 family which will be marketed internationally. Conforming to all applicable ETSI and ITU standards, this product will provide a cornerstone to the next generation of international product offerings. This product is in the mid stage of development. Software code generation is expected to be completed in April 1999. Prototype builds for initial units are expected to be completed in May 1999, and initial beta field tests are expected to begin in June 1999.

     SONET Edge Device -- The SONET Edge Device is a next-generation edge device expected to provide access to SONET networks. This access device will be designed to take a T1 voice input from a PBX or an Access60 and convert to SONET formatted tributaries and send it out via a traditional STS1 interface.

     This project is in the early concept stage, and is not expected to reach commercial viability until early 2000. Documentation of the hardware and software design is expected to be completed in April 1999; software code generation is expected to be completed in August 1999; prototype builds for initial units are expected to be completed in October 1999; and initial beta field tests are expected to begin in January 2000.

     EdgeLink650 -- The EdgeLink650 ATM device will be designed to be a multislot version of the Edgelink600 with DS3 and NxDS1 interface support. This product will incorporate an ATM Inverse Multiplexer ("IMA"). This product is in an early stage of development and is expected to reach commercial viability in early 2000. Documentation of the hardware and software design is expected to be completed in June 1999; prototype builds for initial units are expected to be completed in May 1999; and initial beta field tests are expected to begin in December 1999.

     Voice-Over-Packet Engines -- Voice-over-packet refers to sending voice transmissions over packet-based communication protocols, such as internet protocols (IP telephony), Frame Relay, or ATM. Telco is currently in the early stages of developing the software and hardware for a generic "engine" to be integrated into the EdgeLink family of products to enable this functionality. This is expected to be commercially viable in late 1999. Software code generation is expected to be completed in June 1999; prototype builds for initial units are expected to be completed in July 1999; and initial beta field tests are expected to begin in September 1999.

     If these projects are not completed as planned, the in-process research and development will have no alternative use. Failure of the in-process technologies to achieve technological feasibility may adversely affect the future profitability of World Access.

     Revenue attributable to Telco's aggregate in-process technology was assumed to increase over the first six years of the projection period at annual rates ranging from a high of 103.6% to a low of 3.8%, reflecting both the displacement of Telco's old products by these new products as well as the expected growth in the overall market in which Telco's products compete. Thereafter, revenues are projected to decline over the remaining projection period at annual rates ranging from 15.2% to 42.6%, as the acquired in process technologies become obsolete and are replaced by newer technologies.

     Management's projected annual revenues attributable to the aggregate acquired in-process technologies, which assume that all such technologies achieve technological feasibility, ranged from a low of approximately $39.0 million to a high of approximately $276 million. Projected revenues were projected to peak in 2004 and decline thereafter through 2009 as other new products enter the market.

     The acquired in-process technology's contribution to the operating income was projected to grow over the first five years of the projection period at annual rates ranging from a high of 240.9% to a low of 22.2% with one intermediate year of marginally declining operating income. Thereafter, the contribution to operating income was projected to decline through the projection period. The acquired in-process technology's contribution to operating income ranged from a low of approximately $4.4 million to a high of approximately $70.5 million.

     The discount rate used to value the existing technology was 20.0%. This discount rate was selected because of the asset's intangible characteristics, the risk associated with the economic life expectations of the technology and potential obsolescence of legacy products, and the risk associated with the financial assumptions with respect to the projections used in the analysis.

     The discount rates used to value the in-process technologies were 18.0% and 20.0%, depending on the stage of development. These discount rates were selected due to several incremental inherent risks. First the actual useful economic life of such technologies may differ from the estimates used in the analysis. Second, risks associated with the financial projections on the specific products that comprise the acquired in-process research and development. The third factor is the incomplete and unproven nature of the technologies. Finally, future technological advances that are currently unknown may negatively impact the economic and functional viability of the in-process R&D.

     Management expects that the cost to complete the development of the acquired in-process technologies and to commercialize the resulting products will aggregate approximately $11.6 million through 2001. Over the projection period, management expects to spend an additional aggregate $48.2 million on sustaining development efforts relating to the acquired in-process technologies. These sustaining efforts include bug fixing, form-factor changes and identified upgrades.

RESTRUCTURING AND OTHER CHARGES

     Summary. During 1998, the Company approved and began implementing two restructuring programs designed to reduce operating costs, outsource manufacturing requirements and focus Company resources on recently acquired business units containing proprietary technology or services. Management carefully reviewed the provisions of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" in determining which costs related to the various actions should be included in the special charges. No costs were included in the charge that would derive future economic benefit to the Company, e.g., relocation of existing employees, recruiting and training of new employees and facility start-up costs. A summary of restructuring and related charges recorded in connection with these programs follows:

                                                              CONTINUING   DISCONTINUED
                                                              OPERATIONS    OPERATIONS     TOTAL
                                                              ----------   ------------   -------
                                                                        (IN THOUSANDS)
First Quarter
  Restructuring Charges
     Severance and termination benefits.....................   $   175       $   375      $   550
     Idle facility costs....................................       125         1,215        1,340
     Idle production equipment..............................       290         1,060        1,350
                                                               -------       -------      -------
                                                                   590         2,650        3,240
  Related Charges
     Write-down of inventories..............................       465         2,895        3,360
                                                               -------       -------      -------
          Total First Quarter...............................     1,055         5,545        6,600
                                                               -------       -------      -------
Fourth Quarter
  Restructuring Charges
     Severance and termination benefits.....................     2,050            --        2,050
     Idle facility costs....................................     1,200            --        1,200
     Asset write-downs......................................    11,763            --       11,763
     Other exit costs.......................................     1,637            --        1,637
                                                               -------       -------      -------
                                                                16,650            --       16,650
  Related Charges
     Write-down of inventories..............................     8,827         4,923       13,750
     Provision for doubtful accounts........................    10,674         1,926       12,600
                                                               -------       -------      -------
          Total Fourth Quarter..............................    36,151         6,849       43,000
                                                               -------       -------      -------
          Total Charges.....................................   $37,206       $12,394      $49,600
                                                               =======       =======      =======

     First Quarter 1998. In January 1998, the Company's senior management decided that the following actions were necessary to streamline operations and position the Company to service anticipated sales growth:

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

     As previously noted, all activities that resulted in the first quarter special charge were completed by the Company as of June 30, 1998. Of the $3,240,000 special charge, approximately $1.4 million related to assets directly written-off or amounts charged to the reserve in the first quarter. As of December 31, 1998, the accrual for the first quarter special charges was approximately $325,000, which consisted primarily of lease termination losses expected to be incurred.

     Fourth Quarter 1998. In December 1998, in connection with the (i) recently completed NACT Merger, Telco Merger and Resurgens Merger; (ii) election of several new outside directors to the Company's Board; and (iii) appointment of a new Chief Executive Officer, the Company approved and began implementing a major restructuring program which included the following activities:

     - Reorganize the Company's Equipment Group operating structure.

     - Consolidate the Company's ATI operations in Wilmington, Massachusetts into Telco's facility in Norwood, Massachusetts.

     - Outsource its electrical manufacturing requirements resulting in the sale of the Company's Alpharetta, Georgia manufacturing facility to an established contract manufacturer.

     - Change in the Company's long-term focus for its switching products, primarily its Compact Digital Exchange ("CDX") switch.

     Costs associated with the reorganized operating structure consist primarily of retirement benefits payable to the Company's former President, which will be paid throughout 1999, and remaining lease obligations on the Company's Equipment Group headquarters facility in Alpharetta, Georgia. Group personnel relocated to the Company's headquarters in Atlanta and the facility was closed in February 1999.

     Immediately following the completion of the Telco Merger, the Company announced that Telco would be the cornerstone of the Company's Transport and Access Systems Group. Leveraging on Telco's existing operating infrastructure was anticipated in the Telco Merger to reduce overall operating costs. Restructuring charges were recorded for costs related to the consolidation of the Company's ATI operations in Wilmington, Massachusetts into Telco's facility in Norwood, Massachusetts. Manufacturing of ATI's wireless radios is being out-sourced to a contract manufacturer and all other aspects of ATI's operations will be integrated into Telco's existing operating infrastructure. Approximately 60 ATI employees will be losing their jobs as the consolidation program is executed during the first half of 1999. Severance and other termination benefits were determined consistent with the Company's severance policy as noted previously. A provision was recorded for the costs associated with the idle portion of the Wilmington facility, which is leased through November 2000. Production equipment was written-down to reflect its estimated net realizable value upon disposal.

     An integral part of the restructuring program was the Company's decision to outsource all its electrical manufacturing requirements and sell its Alpharetta, Georgia manufacturing facility to an established contract manufacturer. Approximately 25 personnel who were not offered employment by the new buyer received severance and other termination benefits consistent with the Company's severance policy, the majority of which was paid in January and February 1999. Restructuring charges also included the write-off of leasehold improvements related to the manufacturing portion of the Alpharetta facility, and to write-down production equipment and other manufacturing assets to their estimated net realizable values. The Company completed the sale of its manufacturing operations in March 1999. The actual loss incurred in connection with the sale did not differ materially from the amounts recorded in the restructuring charges.

     The most significant component of the restructuring charges related to a change in the Company's long-term focus for its switching products, primarily its Compact Digital Exchange ("CDX") switch. In January 1999, the Company elected to reallocate development resources targeted for the CDX switch as a stand-alone product to the integration of the central office functionality of the CDX switch and the long-distance functionality of NACT's switch into a common, next generation technology platform. This strategic decision, performance difficulties experienced by certain customers' applications of the CDX switch in 1998, and dramatically reduced internal estimates for CDX switch revenues in 1999 caused the Company to significantly write-down all CDX related assets as of December 31, 1998.

     Restructuring charges related to the CDX switch included $3.0 million related to an international long-term contract, $3.5 million to reserve for potential losses on an equity investment in and loan made to two companies planning CDX-based network infrastructure build-outs in Latin America, and the write-off of $1.7 million in other assets related to the development and deployment of the CDX switch, including prepaid royalties and tooling costs.

     Other charges to continuing operations recorded in the fourth quarter of 1998 were provisions for potential inventory obsolescence and doubtful accounts. The inventory charge was recorded to write-down CDX inventories to estimated net realizable value and to reflect estimated losses to be incurred in connection with the sale of ATI and manufacturing inventories to contract manufacturers. The provision for doubtful accounts was recorded primarily to reduce the carrying value of accounts receivable resulting from previous CDX sales to estimated minimum realizable values in light of the issues noted above.

     Of the fourth quarter restructuring charges of $16.7 million, approximately $11.8 million related to assets directly written-off in the fourth quarter. As of December 31, 1998, the accrual for the fourth quarter restructuring and special charges was approximately $4.6 million, which consisted of $1.9 million of severance and other termination benefits, $1.2 million of idle facility costs. As of the date of this Report, the Company does not expect the actual costs for these items to be materially different from the amounts recorded in the restructuring and special charges. The Company expects the plans associated with the program to be substantially completed during the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Overview. Cash management is a key element of the Company's operating philosophy and strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased product development, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. As of December 31, 1998, the Company had $55.2 million of cash and equivalents and $63.1 million in borrowings available under its credit line to support its current working capital requirements and strategic growth initiatives.

     Operating Activities. Cash used by operating activities was $13.0 million in 1998 and $1.6 million in 1997. The increased use of cash in 1998 resulted from the Company's need to finance increased accounts receivable and inventories to support its growth.

     Accounts receivable increased $50.2 million, or 247.8%, to $70.5 million at December 31, 1998 from $20.3 million at December 31, 1997. This was due to the acquisitions of ATI, NACT, Telco and Resurgens and increased sales activity at the Company (fourth quarter 1998 sales were $73.4 million as compared to fourth quarter 1997 sales of $21.3 million). Average days sales outstanding at December 31, 1998 were approximately 88 days as compared to 81 days at December 31, 1997. The Company's sales to international customers have increased during the last twelve months. International sales generally have payment terms in excess of 90 days. The Company also has recently begun to enter into long-term notes receivable with selected customers. To maximize cash flow, the Company sells the notes where possible on either a non-recourse or recourse basis to a third party financing institution. As of December 31, 1998, the Company has a contingent liability of approximately $19.8 million related to notes sold with recourse. The Company believes it has recorded sufficient reserves to recognize the current risk associated with these recourse sales.

     Inventories increased $26.2 million, or 116.7%, to $48.6 million at December 31, 1998 from $22.4 million at December 31, 1997. This increase was due to the acquisition of ATI, NACT and Telco and the increase in CIS inventories as a result of the timing of a large equipment purchase in the fourth quarter. The increases above were offset by the $17.2 million provision for obsolete and redundant inventories related to the restructuring activities during 1998 (see "-- Restructuring and Other Charges").

     Investing Activities. Cash used by investing activities, primarily for the acquisitions of businesses, was $66.5 million and $18.2 million for 1998 and 1997, respectively.

     Between May 1995 and July 1997, the Company completed the acquisitions of AIT, Westec, Sunrise, CIS and Galaxy (the "Acquisitions"), which were designed to bring new wireline and wireless switching, transport and access products and technology into the Company. All of the Acquisitions were relatively similar in structure in that the former owners received initial consideration consisting of a combination of common stock and cash, as well as contingent consideration tied to the future profitability of the ongoing business. The majority of the contingent consideration may be paid, at the option of the Company in the form of Company common stock valued at its then-current market price. At the time it becomes highly probable that contingent consideration will be earned, the fair market value is measured and recorded on the Company's balance sheet as additional goodwill and stockholders' equity. See Note B to the Consolidated Financial Statements.

     In addition to the $3.5 million in cash paid and 440,874 shares of common stock issued up front to the CIS stockholders, the stockholders of CIS were issued 845,010 restricted shares of common stock. These shares were immediately placed into escrow and, together with $6.5 million in additional purchase price, will be released and paid to the stockholders of CIS contingent upon the realization of certain predefined levels of pre-tax income from CIS's operations during three one-year periods beginning January 1, 1997.

     The first measurement period for purposes of releasing escrowed shares and paying contingent cash consideration was January 1, 1997 to December 31, 1997. In reviewing CIS's pre-tax income performance as of April 30, 1997, the Company determined that it was highly probable that the conditions for release and payment for this first period would be met. Accordingly, 317,427 escrowed shares were accounted for as if released and $3.5 million in contingent cash payments were accounted for as if paid as of April 30, 1997. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $6.5 million at April 30, 1997. These shares were released and payment was made to the former stockholders of CIS on February 15, 1998.

     The second measurement period for purposes of releasing escrowed shares and paying CIS Additional Consideration was January 1, 1998 to December 31, 1998. In reviewing CIS's pre-tax income performance as of August 31, 1998, the Company determined that it was highly probable that the conditions for release and payment for the first period would be met. Accordingly, 244,929 escrowed shares were accounted for as if released and $2.0 million of CIS Additional Consideration was accounted for as if paid as of August 31, 1998. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $5.1 million and $3.1 million, respectively, as of August 31, 1998. These escrowed shares were released and CIS Additional Consideration was paid to the former stockholders of CIS on February 15, 1999. The $2.0 million of CIS Additional Consideration earned is included in Other accrued liabilities on the Company's December 31, 1998 balance sheet.

     In addition to the $1.2 million in cash and 262,203 shares of common stock issued up front, the former Galaxy stockholders were issued 131,101 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $3.5 million in additional consideration (the "Galaxy Additional Consideration"), will be released and paid to the former stockholders of Galaxy contingent upon the realization of redefined levels of pre-tax income from Galaxy's operations during four measurement periods between July 1, 1997 and December 31, 2000.

     As of February 15, 1999, the Company had released 53,215 shares from escrow and paid $1.4 million of Galaxy Additional Consideration (in the form of 101,015 restricted shares of Company common stock) based on Galaxy's pretax income through December 31, 1998. The net effect of the above has been to increase goodwill, other accrued liabilities and stockholder's equity as of December 31, 1998 by $2.3 million, $1.0 million and $1.3 million, respectively.

     In the fourth quarter of 1997, the Company began its three phase acquisition of NACT. During November and December 1997, the Company purchased 355,000 shares of NACT common stock in the open market for approximately $5.0 million.

     On December 31, 1997, the Company entered into a stock purchase agreement with GST Telecommunications, Inc. ("GST") and GST USA, Inc. ("GST USA") to acquire 5,113,712 shares of NACT common stock owned by GST USA, representing approximately 63% of the outstanding shares of NACT common stock (the "NACT Acquisition"). On February 27, 1998 the NACT Acquisition was completed with GST USA receiving $59.7 million in cash and 1,429,907 restricted shares of the Company's common stock valued at approximately $26.9 million.

     On February 24, 1998 the Company entered into a merger agreement with NACT pursuant to which the Company agreed to acquire all of the shares of NACT common stock not already then owned by the Company or GST USA. On October 28, 1998, the NACT Merger was completed whereby the Company issued 2,790,182 shares of the Company's common stock valued at approximately $67.8 million for the remaining minority interest of NACT.

     On December 24, 1997, the Company entered into an agreement to acquire ATI. On January 29, 1998, the transaction was completed in its final form whereby ATI was merged with and into CIS (the "ATI Merger"). In connection with the ATI Merger, the stockholders of ATI received approximately $300,000 and 424,932 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $6.3 million.

     In addition to the 424,932 shares noted above, the stockholders of ATI were issued 209,050 restricted shares of the Company's common stock. These shares were immediately placed into escrow and will be released to the stockholders of ATI contingent upon the realization of predefined levels of pre-tax net income from ATI's operations during calendar years 1998 and 1999. The pre-tax income of ATI for 1998 fell below the level required to release escrowed shares in 1998.

     In December 1997, the Company loaned ATI approximately $4.5 million. ATI used $2.4 million of the proceeds to pay off its line of credit with a bank and the remainder for working capital purposes. The note receivable from ATI is included in Other assets on the Company's December 31, 1997 balance sheet.

     On June 4, 1998, the Company entered into a definitive agreement to acquire Telco, a Norwood, Massachusetts based design and manufacturer of broadband transmission, network access and bandwidth optimization products. On October 13, 1998 the Company and Telco agreed to amend the agreement to provide Telco stockholders a minimum per share value. On November 30, 1998, the transaction was completed in its final form whereby Telco was merged with and into a wholly-owned subsidiary of the Company (the "Telco Merger").

     In connection with the Telco Merger, the stockholders of Telco received 7,041,773 shares of the Company's common stock valued at approximately $143.0 million. In addition, the Company issued 1,028,670 non-qualified options to purchase Company common stock at an average exercise price of $15.78 per share in exchange for substantially all the options held by Telco employees, which became immediately vested in connection with the Telco Merger. These options had an initial fair value of approximately $10.8 million.

     On February 12, 1998, the Company executed a letter of intent to acquire Resurgens, a provider of wholesale international long distance services. On May 12, 1998, the Company signed definitive agreements to acquire Resurgens. On December 14, 1998, the transactions were completed in its final form whereby RCG and Cherry U.K. became wholly-owned subsidiaries of the Company (the "Resurgens Merger").

     In connection with the Resurgens Merger, the creditors of RCG and the sole stockholder of Cherry U.K. received 3,687,500 restricted shares of the Company's common stock valued at approximately $92.9 million. The shares may not be sold or otherwise transferred until December 15, 1999, i.e. a one-year lock up.

     In addition to the shares noted above, the RCG creditors and Cherry U.K. stockholders were issued 7.5 million restricted shares of Company common stock ("Contingent Payment Stock"). These shares were immediately placed into escrow and will be released if the sum of the earnings before interest, taxes, depreciation and amortization ("EBITDA") for Resurgens for the three performance periods December 1, 1998 to and including May 31, 1999; January 1, 1999 to and including December 31, 1999; and January 1, 2000 to and including December 31, 2000 equals or exceeds the Target EBITDA for such performance periods. See Note B to the Consolidated Financial Statements.

     In addition, if the EBITDA for Resurgens is less than the Target EBITDA required for the release of Contingent Payment Stock in either of the First or Second Performance Periods (and with respect to the Second Performance Period is no less than zero), then, notwithstanding the table above, the Contingent Payment Stock shall be released if the actual cumulative EBITDA for Resurgens for such Performance Period and any subsequent Performance Periods equals or exceeds the cumulative Target EBITDA for such Performance Periods.

     Notwithstanding anything to the contrary, (a) if during any calendar quarter of the Second Performance Period, the closing price per share of the Company's common stock as reported by the Nasdaq Stock Market ("Nasdaq") equals or exceeds $65.00 for any five consecutive trading days during such calendar quarter, then 25% of all of the shares of Contingent Payment Stock shall be released on February 15, 2000, provided that if no shares of Contingent Payment Stock are eligible for release during any such calendar quarter, then such shares of Contingent Payment Stock shall become eligible for release in a subsequent calendar quarter of the Second Performance Period if the closing price per share of the Company's Common Stock as reported by Nasdaq equals or exceeds $65.00 for a total number of consecutive trading days during such subsequent calendar quarter equal to or exceeding the total number of trading days which such closing price was required to equal or exceed for (i) such subsequent calendar quarter and (ii) each of the previous calendar quarters beginning with the calendar quarter for which shares of Contingent Payment Stock were not eligible for release; (b) if the combined EBITDA for Resurgens for the Second Performance Period equals or exceeds \$52,775,000, then the Contingent Payment Stock related to the Third Performance Period shall be released on February 15, 2000; and (c) all of the shares of Contingent Payment Stock shall be released upon a Change of Control (as defined in the Merger Agreement).

     During 1998 and 1997, the Company invested $12.2 million and $3.6 million, respectively, in capital expenditures. The Company invested approximately $5.0 million during 1998 related to the establishment of the new manufacturing facility in Alpharetta, Georgia. The remaining expenditures were primarily for computer network and related communications equipment designed to upgrade the Company's management information systems and facilitate the integration of the Acquisitions, and facility improvements required in connection with the Company's growth.

     The Company began capitalizing software development costs in the fourth quarter of 1997 in connection with its increased focus on developing proprietary technology and products. Software development costs are capitalized upon the establishment of technological feasibility of the product. During 1998, the Company capitalized approximately $5.2 million of software development costs.

     During 1998, the Company loaned a total of $7.9 million to three independent companies in an effort to support its product and market development programs. One of the companies is developing a product that the

Company has gained certain distribution rights to and the other two companies are building out telecommunications network infrastructure in certain international markets that the Company expects to sell products and services into in the future. Each of the loans is interest-bearing and is secured by equipment, licenses and/or other assets of the borrower. In November 1998, a $5.0 million loan was made to Telegroup, Inc. ("Telegroup"), a publicly held provider of international long distance services. In early 1999, Telegroup filed for Chapter 11 bankruptcy protection. Management believes that its loan to Telegroup, which is included in Other current assets on the Company's December 31, 1998 balance sheet, is adequately secured and currently expects it to be paid in full in 1999.

     Financing Activities. Cash provided from financing activities was $16.7 million and $115.4 million for 1998 and 1997, respectively.

     In December 1998, the Company entered into a $75.0 million revolving line of credit facility (the "Facility"), with a banking syndicate group led by Bank of America, Fleet National Bank and Bank Austria Creditanstalt. The new facility consists of a 364-day revolving line of credit which may be extended under certain conditions and provides the Company the option to convert existing borrowings to a three year term loan. Borrowings under the line are secured by a first lien on substantially all the assets of the Company. The Facility, which expires in December 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/4%, at the option of the Company. As of December 31, 1998, borrowings of $4.5 million were outstanding under the Facility.

     The Facility restricts distributions from the Company's consolidated subsidiaries. Accordingly, the assets and cash flows of such subsidiaries, including WA Telcom, the primary obligor on the Notes, may not be used to pay any dividends to World Access, Inc.

     In September 1998, the Company entered into a loan agreement with the Public Development Authority of Forsyth County, Georgia (the "Issuer"), in the principal amount of $7,365,000. The Issuer issued its tax exempt industrial revenue bonds (the "Bonds"), for the sole purpose of financing a portion of the cost of the acquisition, construction and installation of the Company's Alpharetta, Georgia telecommunications equipment and printed circuit boards manufacturing plant. The Company delivered an irrevocable, direct pay letter of credit of approximately $7.5 million as security for payment of the Bonds.

     The Bonds have an original maturity date of August 1, 2008. In March 1999, the Company sold the Alpharetta, Georgia based manufacturing operation. Pursuant to terms and conditions of the Bonds, the Company is required to pay off the Bonds upon the sale of these assets and accordingly, the Bonds will be repaid in April 1999.

     As of December 31, 1998, the Company had qualifying expenditures under the Bonds of approximately $4.1 million. The remaining $3.3 million of the proceeds from the Bonds is restricted for qualifying future expenditures. The Bonds are presented net of the restricted proceeds on the Company's December 31, 1998 balance sheet.

     In October 1997, WA Telecom, a wholly-owned subsidiary of the Company sold $115.0 million in aggregate principal amount of convertible subordinated notes (the "Notes") under Rule 144A of the Securities Act of 1933. The Notes bear interest at the rate of 4.5% per annum, are convertible into Company common stock at an initial price of $37.03 per share and mature on October 1, 2002. Interest on the Notes is payable on April 1 and October 1 of each year. The Notes are general unsecured obligations of the Company and are subordinate in right of payment to all existing and senior indebtedness. The Company received $111.5 million from the sale of the Notes, after the initial purchasers' discount fees of $3.5 million.

     In October 1996, the Company received net cash proceeds of approximately $25.3 million from the sale of 3,487,500 shares of common stock in a public offering at a price of $8.00 per share. In October 1996, the Company used approximately $3.9 million of the net proceeds to repay all amounts borrowed under its bank term loan.

     During 1998 and 1997, the Company received approximately $23.2 million and $11.3 million in cash, respectively, including related federal income tax benefits of approximately $12.8 million and $6.7 million, respectively, from the exercises of incentive and non-qualified stock options and warrants by the Company's directors and employees.

     Income Taxes. As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees, the Company realized federal income tax benefits during 1998 and 1997 of approximately $12.8 million and $6.7 million, respectively. Although these tax benefits do not have any effect on the Company's provision for income tax expense in 1998 and 1997, they represent a significant cash benefit to the Company. This tax benefit is accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value. Due to the Company's net operating losses during 1998, approximately $10.5 million of these tax benefits have not yet been utilized and are available to reduce future taxable income of the Company. These benefits are included in Deferred income taxes on the Company's balance sheet at December 31, 1998.

     Summary. The completion of the sale of $115.0 million of Notes in October 1997 and the $75.0 million line of credit received in December 1998, have significantly enhanced the financial strength of the Company and improved its liquidity. As of the date of this Report, the Company has approximately $35.0 million of cash, and approximately $67.6 million available under the line of credit. The Company believes that existing cash balances, available borrowings under the Company's line of credit and cash projected to be generated from operations will provide the Company with sufficient capital resources to support its current working capital requirements and business plans for at least the next 12 months.

QUARTERLY OPERATING RESULTS

     The Company's quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company's Telecommunications Group carrier service revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. The Company's revenues in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of the Company's traffic; financial difficulties of major customers; pricing pressure resulting from increased competition; and technical difficulties with or failures of portions of the Company's network that impact the Company's ability to provide service to or bill its customers. The Company's operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate traffic; increases in bad debt expense and reserves; the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, the Company's operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability; loss of favorable routing options; the amount of, and the accounting policy for, return traffic under operating agreements; actions by domestic or foreign regulatory entities; the level, timing and pace of the Company's expansion in international and commercial markets; and general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity used by the Company is obtained on a variable, per minute and short-term basis, subjecting the Company to the possibility of unanticipated price increases and service cancellations. Since the Company does not generally have long-term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, the Company's operating results may vary significantly.

     As the Company's Equipment Group increases its number of telecommunications product offerings, its future operating results may vary significantly depending on factors such as the timing and shipment of significant orders, new product offerings by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the availability of new technologies, the mix of distribution channels through which the Company's products are sold, the inability to obtain sufficient supplies of sole or limited source components for the Company's products, gains or losses of significant customers, the timing of customers' upgrade and expansion programs, changes in the level of operating expenses, the timing of acquisitions, seasonality and general economic conditions.

     The following table presents unaudited quarterly operating results for each of the Company's last eight quarters. This information has been prepared on a basis consistent with the Company's audited consolidated financial statements and includes all adjustments, consisting only of normal recurring accruals, that the Company considers necessary for a fair presentation in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future operating results. This information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

     The following includes the results of operations for businesses acquired from their respective dates of acquisition as follows: CIS -- January 1, 1997; Galaxy -- July 1, 1997; ATI -- January 29, 1998; NACT -- February 27, 1998; Telco -- November 30, 1998; and Resurgens -- December 15, 1998. Net income
(loss) per share is presented on a diluted basis.

                                                                      QUARTER ENDED
                                ------------------------------------------------------------------------------------------
                                MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                  1997        1997       1997        1997       1998        1998       1998        1998
                                ---------   --------   ---------   --------   ---------   --------   ---------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Equipment sales...............   $7,628     $13,525     $14,426    $13,035    $ 22,860    $33,823     $35,619    $  46,688
Carrier service revenues......       --          --          --         --         545        719         629       11,250
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Total sales...............    7,628      13,525      14,426     13,035      23,405     34,542      36,248       57,938
Cost of equipment sold........    4,767       7,761       7,032      7,967      11,717     17,171      18,395       27,005
Write-down of inventories.....       --          --          --         --         465         --          --        8,827
Cost of carrier services......       --          --          --         --         492        625         628       10,777
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Total cost of sales.......    4,767       7,761       7,032      7,967      12,674     17,796      19,023       46,609
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Gross profit..............    2,861       5,764       7,394      5,068      10,731     16,746      17,225       11,329
Research and development......      260         378         553        456         732      1,746       1,778        2,586
Selling, general and
  administrative..............    1,218       1,776       1,890      1,681       2,776      3,779       4,938        8,491
Amortization of goodwill......      123         219         384        384         643        833         927        1,852
In-process research and
  development(1)..............       --          --          --         --      35,400         --          --       64,900
Goodwill impairment...........       --          --          --         --          --         --          --        6,200
Provision for doubtful
  accounts....................        5           4          22         18           9        235         166       10,922
Restructuring and other
  charges.....................       --          --          --         --         590         --          --       16,650
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Operating income (loss)...    1,255       3,387       4,545      2,529     (29,419)    10,153       9,416     (100,272)
Interest and other income.....      405         238         226      1,597       1,271        700         857          591
Interest expense..............       --          --          (7)    (1,033)     (1,443)    (1,516)     (1,641)      (2,232)
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Income loss from
      continuing operations
      before
      income taxes and
      minority interests......    1,660       3,625       4,764      3,093     (29,591)     9,337       8,632     (101,913)
Income taxes (benefits).......      546       1,352       1,774      1,120       2,185      3,720       3,473      (10,765)
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Income (loss) from
      continuing operations
      before
      minority interests......    1,114       2,273       2,990      1,973     (31,776)     5,617       5,159      (91,148)
Minority interests in earnings
  of subsidiary...............       --          --          --         --         684        849       1,090         (126)
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Income (loss) from
      continuing operations...    1,114       2,273       2,990      1,973     (32,460)     4,768       4,069      (91,022)
Net income (loss) from
  discontinued operations.....    1,498       1,155       1,381        750      (1,742)     1,702       2,962       (4,979)
Write-down of discontinued
  operations to net realizable
  value.......................       --          --          --         --          --         --          --       (3,500)
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Net income (loss).........   $2,612     $ 3,428     $ 4,371    $ 2,723    $(34,202)   $ 6,470     $ 7,031    $ (99,501)
                                 ======     =======     =======    =======    ========    =======     =======    =========
Net Income (Loss) Per Common
  Share:
    Continuing Operations.....   $ 0.06     $  0.12     $  0.15    $  0.10    $  (1.68)   $  0.22     $  0.20    $   (4.12)
    Discontinued Operations...     0.09        0.06        0.07       0.04        0.09       0.08        0.12        (0.38)
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Net Income (Loss).........   $ 0.15     $  0.18     $  0.22    $  0.14    $  (1.59)   $  0.30     $  0.32    $   (4.50)
                                 ======     =======     =======    =======    ========    =======     =======    =========

---------------------

(1) During the first quarter of 1998, $44.6 million of purchased in-process R&D was expensed, which consisted of 67.3% of the value of NACT products in the development stage that were not considered to have reached technological feasibility as of the date of the NACT Acquisition. In connection with the NACT Merger, the Company revalued purchased in-process R&D to reflect the current status of in-process NACT technology and related business forecasts and to ensure compliance with the additional guidance provided by the Securities and Exchange Commission in its September 15, 1998 letter to the American Institute of Certified Public Accountants. The revalued amount approximated the $44.6 million expensed in connection with the NACT Acquisition, therefore no additional charge was recorded for purchased in-process R&D. However, the effect of the revaluation required the Company to reduce the first quarter charge related to the purchased in-process R&D by $14.6 million and record an additional charge of $14.6 million in the fourth quarter as of the date of the NACT Merger.

    Consequently, net loss for the quarter ended March 31, 1998 of $48.8 million as reported in the Company's Report on Form 10-Q is now reported as $34.2 million in the table above.

     The following table sets forth the above unaudited quarterly financial information as a percentage of total sales from continuing operations:

                                                                              QUARTER ENDED
                                        -----------------------------------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1997        1997       1997        1997       1998        1998       1998        1998
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
Equipment sales.......................    100.0%     100.0%      100.0%     100.0%       97.7%      97.9%       98.3%       80.6%
Carrier service revenues..............       --         --          --         --         2.3        2.1         1.7        19.4
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Total sales.......................    100.0      100.0       100.0      100.0       100.0      100.0       100.0       100.0
Cost of equipment sold................     62.5       57.4        48.7       61.1        50.1       49.7        50.8        46.6
Write-down of inventories.............       --         --          --         --         2.0         --          --        15.2
Cost of carrier services..............       --         --          --         --         2.0        1.8         1.7        18.6
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Total cost of sales...............     62.5       57.4        48.7       61.1        54.1       51.5        52.5        80.4
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Gross profit......................     37.5       42.6        51.3       38.9        45.9       48.5        47.5        19.6
Research and development..............      3.4        2.8         3.8        3.5         3.1        5.1         4.9         4.5
Selling, general and administrative...     16.0       13.2        13.1       12.9        11.9       10.9        13.6        14.7
Amortization of goodwill..............      1.6        1.6         2.7        3.0         2.7        2.4         2.5         3.2
In-process research and development...       --         --          --         --       151.2         --          --       112.0
Goodwill impairment...................       --         --          --         --          --         --          --        10.7
Provision for doubtful accounts.......       --         --         0.2        0.1          --        0.7         0.5        18.9
Restructuring and other charges.......       --         --          --         --         2.5         --          --        28.7
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Operating income (loss)...........     16.5       25.0        31.5       19.4      (125.5)      29.4        26.0      (173.1)
Interest and other income.............      5.3        1.8         1.6       12.2         5.3        2.0         2.3         1.0
Interest expense......................       --         --        (0.1)      (7.9)       (6.2)      (4.4)       (4.5)       (3.8)
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Income loss from continuing
      operations before
      income taxes and minority
      interests.......................     21.8       26.8        33.0       23.7      (126.4)      27.0        23.8      (175.9)
Income taxes (benefits)...............      7.1       10.0        12.3        8.6         9.4       10.8         9.6       (18.6)
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Income (loss) from continuing
      operations before
      minority interests..............     14.7       16.8        20.7       15.1      (135.8)      16.2        14.2      (157.3)
Minority interests in earnings of
  subsidiary..........................       --         --          --         --         2.9        2.4         3.0        (0.2)
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Income (loss) from continuing
      operations......................     14.7       16.8        20.7       15.1      (138.7)      13.8        11.2      (157.1)
Net income (loss) from discontinued
  operations..........................     19.6        8.5         9.6        5.8        (7.4)       4.9         8.2        (8.6)
Write-down of discontinued operations
  to net realizable value.............       --         --          --         --          --         --          --        (6.0)
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Net income (loss).................     34.3%      25.3%       30.3%      20.9%     (146.1)%     18.7%       19.4%     (171.7)%
                                          =====      =====       =====      =====      ======      =====       =====      ======

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement is effective for fiscal years beginning after December 15, 1998. In April 1998, the ACSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This statement is effective for fiscal years beginning after December 15, 1998. The future adoption of SFAS 133, SOP 98-1 and SOP 98-5 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

YEAR 2000 ISSUE

     The turn of the century, Year 2000, poses a serious challenge for Information Technology ("IT") used by virtually every corporation around the world. The problem arises as a result of past standard industry practices to store year date data in a 2-digit (YY) field, instead of a 4-digit (CCYY) format where the first 2 digits (CC) represent the century and the last 2 digits (YY) represent the year. Thus, in the two digit format, 1999 is stored as 99. This causes programs that perform arithmetic operations, comparisons, or date sorts to possibly generate erroneous results when the program is required to process dates from both centuries. The absence of the century information adds an ambiguity to the date information stored or processed by the program, and it may also cause problems with data entry and display screens. The problem is further complicated because many applications are not stand-alone, but interface with one or more applications.

     State of Readiness. The Company is addressing the Year 2000 issue by implementing its comprehensive Year 2000 Readiness Plan (the "Y2K Plan"). The Y2K Plan involves the following phases: (1) developing an inventory of products, systems and equipment that may be affected by the Year 2000 date change, (2) assessment and (3) remediation. Efforts have been underway in certain subsidiaries of the Company since 1997, and a formal Year 2000 Readiness Program was developed in the first quarter of 1998. All of the Company's business units are now engaged in identifying and remediating Year 2000 issues. In addition, the Company has retained one of the nation's largest and most reputable providers of Year 2000 remediation and compliance services to assist in the execution of the Y2K Plan.

     The Y2K Plan consists of several phases that overlap in areas and may be in progress simultaneously. The first phase involves developing an inventory of all products, IT and non-IT systems, software, and business infrastructure systems and equipment that may be affected by the Year 2000 date change. External parties, including customers, suppliers and service providers, with which the Company interacts, and which may have Year 2000 readiness issues are also identified. This phase has been completed in most areas of the Company and is expected to be completed in mid-April 1999. Inventory listings include computers, computer network equipment, routers, servers, computer software, telephony systems, telecommunications equipment, facilities equipment, test equipment, business tools, as well as all suppliers and all Company products.

     The second phase involves risk and impact assessment, selection of appropriate remediation methods, and resource/cost assessment for compliance. Each inventory item identified in the first phase is assigned a compliance status risk level of critical, moderate, low or no risk. Items associated with critical or moderate risk are addressed with highest priority. Similarly, a risk assessment is made for the customers, suppliers and service providers identified. This phase includes contacting suppliers or manufacturers for information regarding their Year 2000 readiness, technical review of products and systems, and compliance testing. The necessary actions to bring each item into compliance are determined, and remediation costs are estimated. To address potential problems, contingency plans are developed as necessary. This phase has been completed in most areas of the Company and is expected to be completed before the end of April 1999. Information received from manufacturers and suppliers is maintained in databases to monitor compliance status, and compliance testing has been completed for most Company products.

     The third phase involves the remediation for items found to be non-Year 2000 compliant. This involves replacement of equipment or upgrading of software or hardware. This phase includes communications with the Company's customers and suppliers to determine Year 2000 issues as appropriate. Verification testing is done to ensure the effectiveness of the remediation efforts. Capital assets found to be non-compliant have been, or will be replaced or remediated in this phase. This phase is expected to be completed in the second quarter of 1999. Most of the Company's internally controlled software has been remediated and verified. Integrated testing (also known as "end-to-end" testing) is planned and should expose unforeseen compliance problems associated with system interfaces and dependencies.

     Organizationally, the Company established a Program Management Office ("PMO") and support teams, including the Year 2000 Steering Committee, the Year 2000 Management Team and the Year 2000 Implementation Teams. A representative from the Company's senior management has been appointed as the overall Year 2000 Program Director, who works closely with the support teams and manages the PMO.

     The Year 2000 Steering Committee consists of the Company's senior managers for Information Technology and Quality, the Company's Chief Financial Officer, and the Company's President and Chief Executive Officer. The committee provides high-level direction for the Y2K Plan and approves requests for Year 2000 resources.

     The Year 2000 Management Team consists of the business unit managers from each internal department of the Company. Each such manager monitors progress of the program in his or her respective department and allocates resources to remediate Year 2000 issues.

     The Year 2000 Implementation Teams are directly responsible for ensuring Year 2000 compliance for the Company's products and information systems infrastructure. This includes efforts to ensure suppliers and service providers are able to provide uninterrupted product or services through the Year 2000. The Year 2000 Implementation Teams consist of personnel from each of the Company's internal departments, including: Information Technology, Quality, Operations, Materials, Product Development, Human Resources, Finance and Contracts. Members of the Year 2000 Implementation Teams are responsible for developing the inventory listings and assessing the inventory for compliance, assuring that each Company product is assessed for compliance, handling customer requests for compliance information, auditing Year 2000 test plans and results, and reporting status and progress of team activities to the Company's management on a divisional level and the PMO.

     The PMO provides planning and project management support to the teams, as well as assisting in each phase of the Y2K Plan. The Company's Year 2000 outside consultant furnishes expert Year 2000 professionals for the PMO, including a Service Delivery Manager, a Project Manager, Senior Analysts, Analysts and a Project Administrator. The PMO meets with the Company's management weekly to review Y2K Plan status and costs, plan activities and schedule resources, and report progress, status, risks, issues and costs.

     To aid in communication with the Company's customers, suppliers and business partners, the Company is making Year 2000 readiness and product compliance information available on the internet. This information is updated periodically to include the most current information on products and services.

     All Transport and Access products have been determined to be Year 2000 compliant, or may be upgraded at no charge. Software required for upgrades is presently available and may be downloaded from the internet. Switching products have also been determined to be Year 2000 compliant, or may be upgraded at no charge, with the exception of the obsolete LCX (superseded by the STX). LCX customers have been contacted to advise them that this product may experience minor data-logging failures associated with the Year 2000, and that the fully compliant STX provides direct replacement. NTS-2000 Billing System software is fully Year 2000 compliant, and compliant NTS-1000 Billing System software will be available in April 1999.

     The Telecommunications Group has assessed their switching and billing systems and identified the required upgrades for Year 2000 compliance, as well as estimated costs. These upgrades are expected to be implemented by the end of the third quarter of 1999 and will enable ongoing, uninterrupted business operations through the Year 2000. The Telecommunications Group continually updates and maintains its switching and billing systems to the state of the art, and to comply with FCC and international regulations, which include Year 2000 specific requirements.

     Costs. The total cost associated with the Company's Year 2000 remediation initiative is not expected to be material to the Company's financial condition or results of operations. Approximately $500,000 has been spent by the Company since 1997 in connection with Year 2000 issues. The Telecommunications Group estimates $800,000 will be required in 1999 for upgrades to switching equipment and billing systems. The Equipment Group estimates $1,000,000 will be required in 1999 for upgrades and remediation efforts. The estimated total cost of the Company's Year 2000 initiative is not expected to exceed $3.0 million and is being funded through operating cash flows of the Company.

     Risks. The Company believes, based on currently available information, that it will be able to properly manage its total Year 2000 exposure. There can be no assurance, however, that the Company will be successful in its efforts, or that the computer systems of other companies on which the Company relies will be modified in a timely manner. Additionally, there can be no assurance that a failure to modify such systems by another company, or modifications that are incompatible with the Company's systems, would not have a material adverse effect on the Company's business, financial condition or results of operations.

     Contingency Plans. All of the Company's inventory items that are identified as having a compliance status risk level of critical in the first phase of the Y2K Plan are expected to be Year 2000 compliant within the timeframe planned, and the Y2K Plan is currently on schedule. However, the Company will develop business continuation or "contingency" plans for potential areas of exposure as they are identified.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     At December 31, 1998, the Company was not invested in any market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

     The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either the prime rate or two percent over the London Interbank Offered Rates. The Company had $4.5 million outstanding pursuant to its revolving line of credit agreement at December 31, 1998. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

          INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Auditors..............................    50
Report of Independent Certified Public Accountants..........    51
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................    52
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................    53
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1998, 1997 and 1996......    54
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................    55
Notes to Consolidated Financial Statements..................    56
Supplementary Financial Information for WA Telcom Products
  Co., Inc. ................................................    88

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of World Access, Inc.,

     We have audited the accompanying consolidated balance sheet of World Access, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Access, Inc. and subsidiaries at December 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     Ernst & Young LLP

Atlanta, Georgia
March 26, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of World Access, Inc.,

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of World Access, Inc. and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Atlanta, Georgia
March 5, 1998, except for the discontinued operations reclassifications in the Consolidated Statements of Operations and Note D, which are as of April 9, 1999

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current Assets
  Cash and equivalents......................................  $ 55,176   $118,065
  Accounts receivable.......................................    70,485     20,264
  Inventories...............................................    48,591     22,427
  Deferred income taxes.....................................    37,185      1,089
  Other current assets......................................    21,381      9,835
                                                              --------   --------
          Total Current Assets..............................   232,818    171,680
Property and equipment......................................    63,602      5,705
Goodwill and other intangibles..............................   298,780     36,758
Other assets................................................    18,612     11,140
                                                              --------   --------
          Total Assets......................................  $613,812   $225,283
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $ 17,989   $     82
  Accounts payable..........................................    36,418      9,340
  Other accrued liabilities.................................    52,825      8,508
                                                              --------   --------
          Total Current Liabilities.........................   107,232     17,930
Long-term debt..............................................   137,864    115,264
Other liabilities...........................................     8,133        334
                                                              --------   --------
          Total Liabilities.................................   253,229    133,528
                                                              --------   --------
Stockholders' Equity
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized; none issued................................        --         --
  Common stock, $.01 par value, 150,000,000 shares
     authorized; 44,136,349 and 19,306,235 issued and
     outstanding at December 31, 1998 and 1997,
     respectively...........................................       441        193
  Capital in excess of par value............................   472,945     84,163
  Retained earnings (deficit)...............................  (112,803)     7,399
                                                              --------   --------
          Total Stockholders' Equity........................   360,583     91,755
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $613,812   $225,283
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1998          1997         1996
                                                              -----------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Equipment sales.............................................   $ 138,990      $48,614      $17,131
Carrier service revenues....................................      13,143           --           --
                                                               ---------      -------      -------
          Total Sales.......................................     152,133       48,614       17,131
                                                               ---------      -------      -------
Cost of equipment sold......................................      74,288       27,527       14,076
Write-down of inventories...................................       9,292           --           --
Cost of carrier services....................................      12,522           --           --
                                                               ---------      -------      -------
          Total Cost of Sales...............................      96,102       27,527       14,076
                                                               ---------      -------      -------
          Gross Profit......................................      56,031       21,087        3,055
Research and development....................................       6,842        1,647          580
Selling, general and administrative.........................      19,984        6,565        3,665
Amortization of goodwill....................................       4,255        1,110          195
In-process research and development.........................     100,300           --           --
Goodwill impairment.........................................       6,200           --           --
Provision for doubtful accounts.............................      11,332           49           --
Restructuring and other charges.............................      17,240           --           --
                                                               ---------      -------      -------
          Operating Income (Loss)...........................    (110,122)      11,716       (1,385)
Interest and other income...................................       3,419        2,466          269
Interest expense............................................      (6,832)      (1,040)         (39)
                                                               ---------      -------      -------
          Income (Loss) From Continuing Operations Before
            Income Taxes and Minority Interests.............    (113,535)      13,142       (1,155)
Income taxes (benefits).....................................      (1,387)       4,792         (114)
                                                               ---------      -------      -------
          Income (Loss) From Continuing Operations Before
            Minority Interests..............................    (112,148)       8,350       (1,041)
Minority interests in earnings of subsidiary................       2,497           --           --
                                                               ---------      -------      -------
          Income (Loss) From Continuing Operations..........    (114,645)       8,350       (1,041)
Net income (loss) from discontinued operations..............      (2,057)       4,784        7,820
Write-down of discontinued operations to net realizable
  value.....................................................      (3,500)          --           --
                                                               ---------      -------      -------
          Net Income (Loss).................................   $(120,202)     $13,134      $ 6,779
                                                               =========      =======      =======
Income (Loss) Per Common Share:
  Basic:
     Continuing Operations..................................   $   (5.19)     $   .48      $  (.08)
     Discontinued Operations................................        (.26)         .28          .60
                                                               ---------      -------      -------
     Net Income (Loss)......................................   $   (5.45)     $   .76      $   .52
                                                               =========      =======      =======
  Diluted:
     Continuing Operations..................................   $   (5.19)     $   .45      $  (.07)
     Discontinued Operations................................        (.26)         .25          .53
                                                               ---------      -------      -------
     Net Income (Loss)......................................   $   (5.45)     $   .70      $   .46
                                                               =========      =======      =======
Weighted Average Shares Outstanding:
  Basic.....................................................      22,073       17,242       13,044
                                                               =========      =======      =======
  Diluted...................................................      22,073       18,708       14,530
                                                               =========      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          CAPITAL IN        NOTE        RETAINED
                                                 COMMON   EXCESS OF      RECEIVABLE     EARNINGS
                                                 STOCK    PAR VALUE    FROM AFFILIATE   (DEFICIT)    TOTAL
                                                 ------   ----------   --------------   ---------   --------
                                                                       (IN THOUSANDS)
Balance at January 1, 1996.....................   $126     $ 27,642       $   (920)     $ (12,514)  $ 14,334
Net and comprehensive net income...............                                             6,779      6,779
Issuance of 3,488 shares in secondary public
  offering.....................................     35       25,296                                   25,331
Issuance of 655 shares for Sunrise
  acquisition..................................      6        2,991                                    2,997
Release of 319 escrowed shares for AIT
  acquisition..................................               2,042                                    2,042
Repayment of loan by affiliate, net............                                348                       348
Issuance of 50 shares for technology license...      1          137                                      138
Issuance of 247 shares for options and
  warrants.....................................      2          378                                      380
Retirement of 672 escrowed shares from 1991
  I.P.O........................................     (7)           7                                       --
Issuance of shares to 401K plan................                  25                                       25
                                                  ----     --------       --------      ---------   --------
Balance at December 31, 1996...................    163       58,518           (572)        (5,735)    52,374
Net and comprehensive net income...............                                            13,134     13,134
Issuance of 1,286 shares for CIS acquisition...     13        5,601                                    5,614
Issuance of 408 shares for Galaxy
  acquisition..................................      4        4,769                                    4,773
Release of 209 escrowed shares for
  acquisitions.................................               1,728                                    1,728
Issuance of 121 shares for AIT acquisition.....      1        2,169                                    2,170
Repayment of loan by affiliate.................                                572                       572
Issuance of 1,155 shares for options and
  warrants.....................................     12        4,594                                    4,606
Tax benefit from option and warrant
  exercises....................................               6,675                                    6,675
Issuance of shares to 401K plan................                 109                                      109
                                                  ----     --------       --------      ---------   --------
Balance at December 31, 1997...................    193       84,163             --          7,399     91,755
Net and comprehensive net loss.................                                          (120,202)  (120,202)
Issuance of 634 shares and options for ATI
  acquisition..................................      6        6,509                                    6,515
Issuance of 4,357 shares and options for NACT
  acquisition..................................     44      105,856                                  105,900
Issuance of 7,042 shares and options for Telco
  acquisition..................................     70      153,719                                  153,789
Issuance of 11,188 shares for Resurgens
  acquisition..................................    112       92,759                                   92,871
Release of 408 escrowed shares for
  acquisitions.................................               6,592                                    6,592
Issuance of 1,599 shares for options and
  warrants.....................................     16       10,394                                   10,410
Tax benefit from option and warrant
  exercises....................................              12,759                                   12,759
Issuance of shares to 401K plan................                 194                                      194
                                                  ----     --------       --------      ---------   --------
Balance at December 31, 1998...................   $441     $472,945       $     --      $(112,803)  $360,583
                                                  ====     ========       ========      =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998        1997      1996
                                                              ---------   --------   -------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(120,202)  $ 13,134   $ 6,779
Adjustments to reconcile net income (loss) to net cash from
  (used by) operating activities:
  Depreciation and amortization.............................      9,200      3,096     1,420
  Deferred income tax provision (benefit)...................     (7,566)     1,561      (453)
  Income tax benefit from stock option and warrant
     exercises..............................................     12,759      6,675        --
  Provision for inventory reserves..........................     17,193        773       197
  Provision for bad debts...................................     13,741        172       168
  In-process research and development.......................    100,300         --        --
  Restructuring and other charges...........................     18,063         --        --
  Goodwill impairment.......................................      6,200         --        --
  Write-down of discontinued operations to net realizable
     value..................................................      3,500         --        --
  Minority interests in earnings of subsidiary..............      2,497         --        --
  Changes in operating assets and liabilities, net of
     effects from businesses acquired:
     Accounts receivable....................................    (31,883)    (8,797)     (258)
     Inventories............................................    (24,761)   (12,147)   (5,988)
     Accounts payable.......................................      6,743      4,313       (47)
     Other assets and liabilities...........................    (18,822)   (10,382)      177
                                                              ---------   --------   -------
          Net Cash From (Used By) Operating Activities......    (13,038)    (1,602)    1,995
                                                              ---------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired............    (40,280)   (14,840)     (437)
Expenditures for property and equipment.....................    (12,216)    (3,591)   (1,176)
Software development costs..................................     (5,226)      (360)       --
Loans to business partners..................................     (7,917)        --        --
Other.......................................................       (888)       551      (180)
                                                              ---------   --------   -------
          Net Cash Used By Investing Activities.............    (66,527)   (18,240)   (1,793)
                                                              ---------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt..................................      4,116    111,909        --
Net proceeds from secondary public offering.................         --         --    25,331
Proceeds from exercise of stock warrants and options........     10,410      4,606     4,251
Short-term debt borrowings (repayments).....................      4,268       (588)   (5,510)
Long-term debt repayments...................................     (1,261)        --    (3,625)
Debt issuance costs.........................................       (857)      (500)      (56)
                                                              ---------   --------   -------
          Net Cash From Financing Activities................     16,676    115,427    20,391
                                                              ---------   --------   -------
          Increase (Decrease) in Cash and Equivalents.......    (62,889)    95,585    20,593
          Cash and Equivalents at Beginning of Period.......    118,065     22,480     1,887
                                                              ---------   --------   -------
          Cash and Equivalents at End of Period.............  $  55,176   $118,065   $22,480
                                                              =========   ========   =======
Supplemental Schedule of Noncash Financing and Investing
  Activities:
Issuance of common stock and stock options for businesses
  acquired..................................................  $ 365,159   $ 14,285   $ 5,039
Reduction in note receivable from affiliate to recognize
  contingent purchase price earned..........................         --         --       583
Conversion of accounts receivable to investment in
  technology license........................................         --         --       242
Issuance of common stock for technology license.............        508         --       138

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  GENERAL

NATURE OF BUSINESS

     World Access, Inc. and its subsidiaries (the "Company") provide international long distance voice and data services and proprietary network equipment to the global telecommunications markets. The World Access Telecommunications Group provides wholesale international long distance service through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. The World Access Equipment Group develops, manufactures and markets digital switches, billing and network telemanagement systems, cellular base stations, fixed wireless local loop systems, intelligent multiplexers, digital microwave radio systems and other telecommunications network products. To support and complement its product sales, the Company also provides its customers with a broad range of network design, engineering, testing, installation and other value-added services.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of World Access, Inc. and its majority owned subsidiaries from their effective dates of acquisition (see "Note B"). All material intercompany accounts and transactions are eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of the respective balance sheet dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

     The fair values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying values due to their short-term nature. The fair values of long-term debt are estimated based on current market rates and instruments with the same risk and maturities and approximate the carrying value.

REVENUE RECOGNITION

     In general, revenues are recognized when the Company's products are shipped or services are rendered, provided that there are no significant uncertainties regarding the customer's acceptance and collection of the related receivable is probable. Revenue is deferred for estimated future returns for stock balancing and excess quantities above levels the Company deems appropriate in its distribution channels.

     Revenues from sales of software products, which have not been material to date, are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     In the normal course of business, the Company enters into certain sales-type lease arrangements with Equipment Group customers. These leases are generally sold to third-party financing institutions. A portion of these arrangements contains certain recourse provisions under which the Company remains liable. The Company's maximum exposure under the recourse provisions, net of related reserves, was approximately $19.8 million at December 31, 1998. A portion of this contingent obligation is collateralized by security interests in the related equipment. The fair value of the recourse obligation at December 31, 1998 was not determinable as no market exists for these obligations.

     Occasionally, the Company enters into long-term contracts which require percentage of completion accounting treatment. No revenues were recognized for such contracts during 1998 and 1996. During 1997, the Company recognized approximately $5.3 million of revenues under the percentage of completion method. No costs and estimated earnings in excess of billings are included in the Company's December 31, 1998 balance sheet.

SIGNIFICANT CUSTOMERS

     During 1998 and 1997, no customer individually accounted for 10.0% of the Company's total sales from continuing operations. During 1996, one customer accounted for 10.9% of total sales from continuing operations.

RESEARCH AND DEVELOPMENT

     Research, engineering and product development costs are expensed as incurred. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are amortized over the lesser of four years or the estimated economic life of the related product. Capitalized software costs, net of accumulated amortization, are included in Goodwill and other intangibles on the Company's balance sheet.

     On a quarterly basis, the Company evaluates the recoverability of capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. No significant write-offs have been recorded by the Company to date.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Total advertising expenses for 1998, 1997 and 1996 were approximately $450,000, $125,000 and $100,000, respectively.

CASH AND EQUIVALENTS

     Cash equivalents consist of highly liquid time deposits, commercial paper, and U.S. Treasury bills and notes with maturities of 90 days or less from the date of purchase.

ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of an allowance for doubtful accounts of $9.8 million and $237,000 at December 31, 1998 and 1997, respectively.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

OTHER ACCRUED LIABILITIES

     At December 31, 1998, other accrued liabilities included accrued restructuring costs, customer deposits and accrued payroll of $11.3 million, $6.9 million and $5.8 million, respectively.

EARNINGS PER SHARE

     Effective in 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options, stock warrants and convertible notes. There was no potential common stock included in the calculation of diluted earnings per share for 1998. Approximately 1.5 million shares of potential common stock were included in the calculation of diluted earnings per share for 1997 and 1996. A total of 8,307,000, 995,000, and 401,000 shares of common stock, held in escrow primarily from certain business acquisitions (see "Note B"), were excluded from the earnings per share calculations for 1998, 1997 and 1996, respectively, because the conditions for release of shares from escrow had not been satisfied.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement is effective for fiscal years beginning after December 15, 1998. In April 1998, the ACSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This statement is effective for fiscal years beginning after December 15, 1998. The future adoption of SFAS 133, SOP 98-1 and SOP 98-5 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

RECLASSIFICATIONS

     Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

NOTE B:  ACQUISITIONS

ATI ACQUISITION

     On December 24, 1997, the Company entered into an agreement to acquire Advanced TechCom, Inc. ("ATI"), a Wilmington, Massachusetts based designer and manufacturer of digital microwave and millimeterwave radio systems for voice, data and/or video applications. On January 29, 1998, the transaction was completed in its final form whereby ATI was merged with and into Cellular Infrastructure Supply, Inc., a wholly-owned subsidiary of the Company (the "ATI Merger").

     In connection with the ATI Merger, the stockholders of ATI received approximately $300,000 in cash and 424,932 restricted shares of the Company's common stock valued at approximately $6.3 million. The Company's policy is to value restricted stock issued in acquisitions at the average market price of its common stock for the three trading days prior and the three trading days subsequent to the date economic terms of the acquisition are announced (the "Stock Valuation Date"), less a discount to reflect the lack of marketability caused by trading restrictions, size of the share issuances and other relevant factors. A discount factor of 30%

                      WORLD ACCESS, INC. AND SUBSIDIARIES
was used to value the 424,932 restricted shares, which was based on previous sales of restricted Company common stock and independent studies regarding discount attributable to lack of marketability. Management believes the discount rate used to value these restricted shares was appropriate and reasonable.

     In addition to the shares noted above, the stockholders of ATI were issued 209,050 restricted shares of the Company's common stock. These shares were immediately placed into escrow and will be released to the stockholders of ATI contingent upon the realization of predefined levels of pre-tax income from ATI's operations during calendar years 1998 and 1999. Upon issuance, the 209,050 escrowed shares were valued by the Company at par value only, or $2,091. As it becomes probable that the conditions for release from escrow will be met, the fair market value of the shares as measured at that time will be recorded as additional goodwill and stockholders' equity, respectively. To date, the pre-tax income of ATI has been below the level required to release escrowed shares.

     The acquisition of ATI has been accounted for using the purchase method of accounting. Accordingly, the results of ATI's operations have been included in the accompanying consolidated financial statements from January 29, 1998. The purchase price was allocated to the net assets acquired, including $5.4 million of purchased in-process research and development ("R&D"). The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $3.3 million, has been recorded as goodwill and is being amortized over a 15 year period.

     Purchased in-process R&D, which consisted of the value of ATI products in the development stage that, were not considered to have reached technological feasibility as of the date of the ATI Merger, was expensed in the first quarter of 1998 in accordance with applicable accounting rules. (see "Note C").

NACT ACQUISITION

     In the fourth quarter of 1997, the Company began a three-phase acquisition of NACT Telecommunications, Inc., ("NACT") a Provo, Utah based single-source provider of advanced telecommunications switching platforms with integrated telephony software applications and network telemanagement capabilities. During November and December 1997, the Company purchased 355,000 shares of NACT common stock in the open market for approximately $5.0 million.

     On December 31, 1997, the Company entered into a stock purchase agreement with GST Telecommunications, Inc. ("GST") and GST USA, Inc. ("GST USA") to acquire 5,113,712 shares of NACT common stock owned by GST USA, representing approximately 67.3% if the outstanding shares of NACT (the "NACT Acquisition"). On February 27, 1998, the NACT Acquisition was completed with GST USA receiving $59.7 million in cash and 1,429,907 restricted shares of the Company's common stock valued at approximately $26.9 million. These shares were valued at $18.80 per share, a 20% discount to the closing market price of Company common stock on February 26, 1998. Management believes this valuation was appropriate and reasonable based on the fact GST USA sold all 1,429,907 restricted shares at $18.80 per share to an independent third party in a private transaction completed on February 27, 1998.

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

     Under the terms of the Company's stock purchase agreement with GST, the Company and GST agreed to share evenly the costs of any judgement against NACT as a result of a patent dispute claim filed by Aerotel, Ltd. and Aerotel U.S.A., Inc. (collectively "Aerotel") in 1996. Subsequent to the NACT Acquisition, the Company actively engaged in settlement negotiations. On October 26, 1998, the Company, GST and Aerotel settled the Aerotel litigation. The Company's portion of the total settlement costs, including NACT legal fees, was approximately $3.4 million. The payment made to Aerotel was satisfied through the issuance of 137,334

                      WORLD ACCESS, INC. AND SUBSIDIARIES
shares of Company common stock. The settlement costs incurred by the Company as a result of the Aerotel litigation have been accounted for as additional NACT purchase price.

     On February 24, 1998, the Company entered into a merger agreement with NACT pursuant to which the Company agreed to acquire all of the shares of NACT common stock not already owned by the Company or GST USA (the "NACT Merger"). On October 28, 1998, the NACT Merger was completed whereby the Company issued 2,790,182 shares of the Company's common stock valued at approximately $67.8 million for the remaining minority interest of NACT.

     The acquisition of NACT has been accounted for using the purchase method of accounting. Accordingly, the results of NACT's operations have been included in the accompanying consolidated financial statements from February 27, 1998, the date the majority interest was acquired. The purchase price was allocated to the net assets acquired, including $44.6 million of purchased in-process R&D. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $92.7 million, has been recorded as goodwill and is being amortized over a 20 year period.

     During the first quarter of 1998, $44.6 million of purchased in-process R&D was expensed, which consisted of 67.3% of the value of NACT products in the development stage that were not considered to have reached technological feasibility as of the date of the NACT Acquisition. In connection with the NACT Merger, the Company revalued purchased in-process R&D to reflect the current status of in-process NACT technology and related business forecasts and to ensure compliance with the additional guidance provided by the Securities and Exchange Commission in its September 15, 1998 letter to the American Institute of Certified Public Accountants. The revalued amount approximated the $44.6 million expensed in connection with the NACT Acquisition, therefore no additional charge was recorded for purchased in-process R&D. However, the effect of the revaluation required the Company to reduce the first quarter charge related to the purchased in-process R&D by $14.6 million and record an additional charge of $14.6 million in the fourth quarter as of the date of the NACT Merger (see "Note C").

TELCO ACQUISITION

     On June 4, 1998, the Company entered into a definitive agreement to acquire Telco Systems, Inc. ("Telco") a Norwood, Massachusetts based design and manufacturer of broadband transmission, network access and bandwidth optimization products. On October 13, 1998 the Company and Telco agreed to amend the agreement to provide Telco stockholders a minimum per share value. On November 30, 1998, the transaction was completed in its final form whereby Telco was merged with and into a wholly-owned subsidiary of the Company (the "Telco Merger").

     In connection with the Telco Merger, the stockholders of Telco received 7,041,773 shares of the Company's common stock valued at approximately $143.0 million. In addition, the Company issued 1,028,670 non-qualified options to purchase Company common stock at an average exercise price of $15.78 per share in exchange for substantially all the options held by Telco employees, which became immediately vested in connection with the Telco Merger. These options had an initial fair value of approximately $10.8 million.

     The acquisition of Telco has been accounted for using the purchase method of accounting. Accordingly, the results of Telco's operations have been included in the accompanying consolidated financial statements from November 30, 1998. The purchase price was allocated to net assets acquired, including $50.3 million of purchased in-process R&D. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $39.4 million, has been recorded as goodwill and is being amortized over a 20 year period.

     Purchased in-process R&D, which consisted of the value of Telco products in the development stage that were not considered to have reached technological feasibility as of the date of the Telco Merger, was expensed in the fourth quarter of 1998 in accordance with applicable accounting rules (see "Note C").

                      WORLD ACCESS, INC. AND SUBSIDIARIES

RESURGENS ACQUISITION

     On February 12, 1998, the Company executed a letter of intent to acquire Cherry Communications Incorporated, d/b/a Resurgens Communications Group ("RCG"), and Cherry Communications U.K. Limited ("Cherry U.K.", and together with RCG, "Resurgens") providers of wholesale international long distance services. On May 12, 1998, the Company signed definitive agreements to acquire Resurgens. On December 14, 1998, the transactions were completed in its final form whereby RCG and Cherry U.K. became wholly-owned subsidiaries of the Company (the "Resurgens Merger").

     In connection with the Resurgens Merger, the creditors of RCG and the sole stockholder of Cherry U.K. received 3,687,500 restricted shares of the Company's common stock valued at approximately $92.9 million. The shares may not be sold or otherwise transferred until December 15, 1999. The shares were valued at $25.17 per share, a 30% discount from the average trading price of Company common stock on the Stock Valuation Date. This discount factor was based on previous sales of restricted Company common stock, an independent review by an investment banking firm, and independent studies regarding discount attributable to lack of marketability. The market value of Company's common stock was $19.88 per share as of the date of the Resurgens Merger. Management believes the discount rate used to value these restricted shares was appropriate and reasonable.

     In addition to the shares noted above, the RCG creditors and Cherry U.K. stockholders were issued 7.5 million restricted shares of Company common stock ("Contingent Payment Stock"). These shares were immediately placed into escrow and will be released in the amounts and on the dates specified below if the sum of the earnings before interest, taxes, depreciation and amortization ("EBITDA") for Resurgens for the performance periods set forth below equals or exceeds the Target EBITDA for such performance period:

                                                             PERCENTAGE OF
                                                           CONTINGENT PAYMENT
PERFORMANCE PERIOD                      RELEASE DATE      STOCK TO BE RELEASED   TARGET EBITDA
------------------                    -----------------   --------------------   -------------
December 1, 1998 to and including
  May 31, 1999 (the "First
  Performance Period")..............      July 15, 1999           25.0%           $14,100,000
January 1, 1999 to and including
  December 31, 1999 (the "Second
  Performance Period")..............  February 15, 2000           37.5             29,000,000
January 1, 2000 to and including
  December 31, 2000 (the "Third
  Performance Period")..............  February 15, 2001           37.5             36,500,000

     In addition, if the EBITDA for Resurgens is less than the Target EBITDA required for the release of Contingent Payment Stock in either of the First or Second Performance Periods (and with respect to the Second Performance Period is no less than zero), then, notwithstanding the table above, the Contingent Payment Stock shall be released if the actual cumulative EBITDA for Resurgens for such Performance Period and any subsequent Performance Periods equals or exceeds the cumulative Target EBITDA for such Performance Periods.

     Notwithstanding anything to the contrary, (a) if during any calendar quarter of the Second Performance Period, the closing price per share of the Company's common stock as reported by The Nasdaq Stock Market ("Nasdaq") equals or exceeds $65.00 for any five consecutive trading days during such calendar quarter, then 25% of all of the shares of Contingent Payment Stock shall be released on February 15, 2000, provided that if no shares of Contingent Payment Stock are eligible for release during any such calendar quarter, then such shares of Contingent Payment Stock shall become eligible for release in a subsequent calendar quarter of the Second Performance Period if the closing price per share of the Company's Common Stock as reported by

                      WORLD ACCESS, INC. AND SUBSIDIARIES

Nasdaq equals or exceeds $65.00 for a total number of consecutive trading days during such subsequent calendar quarter equal to or exceeding the total number of trading days which such closing price was required to equal or exceed for (i) such subsequent calendar quarter and (ii) each of the previous calendar quarters beginning with the calendar quarter for which shares of Contingent Payment Stock were not eligible for release; (b) if the combined EBITDA for Resurgens for the Second Performance Period equals or exceeds $52,775,000, then the Contingent Payment Stock related to the Third Performance Period shall be released on February 15, 2000; and (c) all of the shares of Contingent Payment Stock shall be released upon a Change of Control (as defined in the Merger Agreement).

     Upon issuance, the 7.5 million escrowed shares were valued by the Company at par value only, or $75,000. As it becomes probable that the conditions for release from escrow will be met, the fair market value of the shares as measured at that time will be recorded as additional goodwill and stockholders' equity, respectively.

     The acquisition of Resurgens has been accounted for using the purchase method of accounting. Accordingly, the results of Resurgen's operations have been included in the accompanying consolidated financial statements from December 14, 1998. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $78.6 million, has been recorded as goodwill and is being amortized over a 20 year period.

CIS ACQUISITION

     On March 11, 1997, the Company entered into an agreement to acquire Cellular Infrastructure Supply, Inc. ("CIS"), a Burr Ridge, Illinois based provider of new and/or upgraded equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers. On March 27, 1997, the transaction was completed in its final form whereby CIS was merged with and into CIS Acquisition Corp., a wholly-owned subsidiary of the Company (the "CIS Merger"). CIS Acquisition Corp. subsequently changed its name to Cellular Infrastructure Supply, Inc. In connection with the CIS Merger, the three stockholders of CIS received $3.5 million in cash and 440,874 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $2.6 million.

     In addition to the 440,874 shares noted above, the stockholders of CIS were issued 845,010 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $6.5 million in additional purchase price (the "CIS Additional Consideration"), will be released and paid to the stockholders of CIS contingent upon the realization of predefined levels of pre-tax income from CIS's operations during three one-year periods beginning January 1, 1997.

     Upon issuance, the 845,010 escrowed shares were valued by the Company at par value only, or $8,450. Once conditions for release from escrow have been met, the fair market value of the shares as measured at that time, along with any CIS Additional Consideration earned, will be recorded as additional goodwill and stockholders' equity, respectively.

     The first measurement period for purposes of releasing escrowed shares and paying CIS Additional Consideration was January 1, 1997 to December 31, 1997. In reviewing CIS's pre-tax income performance as of April 30, 1997, the Company determined that it was highly probable that the conditions for release and payment for the first period would be met. Accordingly, 317,427 escrowed shares were accounted for as if released and $3.5 million of CIS Additional Consideration was accounted for as if paid as of April 30, 1997. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $6.5 million and $3.0 million, respectively, as of April 30, 1997. These escrowed shares were released and CIS Additional Consideration was paid to the former stockholders of CIS on February 15, 1998.

     The second measurement period for purposes of releasing escrowed shares and paying CIS Additional Consideration was January 1, 1998 to December 31, 1998. In reviewing CIS's pre-tax income performance as

                      WORLD ACCESS, INC. AND SUBSIDIARIES
of August 31, 1998, the Company determined that it was highly probable that the conditions for release and payment for the first period would be met. Accordingly, 244,929 escrowed shares were accounted for as if released and $2.0 million of CIS Additional Consideration was accounted for as if paid as of August 31, 1998. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $5.1 million and $3.1 million, respectively, as of August 31, 1998. These escrowed shares were released and CIS Additional Consideration was paid to the former stockholders of CIS on February 15, 1999. The $2.0 million of CIS Additional Consideration earned is included in Other accrued liabilities on the Company's December 31, 1998 balance sheet.

     The acquisition of CIS has been accounted for using the purchase method of accounting. Accordingly, the results of CIS's operations have been included in the accompanying consolidated financial statements from January 1, 1997, the effective date of acquisition as defined in the definitive agreement and plan of merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $17.6 million, has been recorded as goodwill and is being amortized over a 15 year period.

GALAXY ACQUISITION

     On July 29, 1997, the Company entered into a letter of intent to acquire Galaxy Personal Communications Services, Inc. ("Galaxy"), a Norcross, Georgia based provider of system design, implementation, optimization and other value-added radio engineering and consulting services to PCS, cellular and other wireless telecommunications service providers. On August 26, 1997, the transaction was completed in its final form whereby Galaxy was merged with and into Galaxy Acquisition Corp., a wholly-owned subsidiary of the Company (the "Galaxy Merger"). Galaxy Acquisition Corp. subsequently changed its name to Galaxy Personal Communications Services, Inc. In connection with the Galaxy Merger, the former stockholders of Galaxy received approximately $1.2 million in cash and 262,203 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $4.2 million.

     In addition to the 262,203 shares noted above, the former Galaxy stockholders were issued 131,101 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $3.5 million in additional consideration (the "Galaxy Additional Consideration"), will be released and paid to the former stockholders of Galaxy contingent upon the realization of predefined levels of pre-tax income from Galaxy's operations during four measurement periods between July 1, 1997 and December 31, 2000. The Galaxy Additional Consideration may be paid, at the option of the Company, in the form of cash or restricted shares of the Company's common stock valued at the then current market prices.

     Upon issuance, the 131,101 escrowed shares were valued by the Company at par value only, or $1,311. Once conditions for release from escrow have been met, the fair market value of the shares as measured at that time, along with any Galaxy Additional Consideration earned, will be recorded as additional goodwill and stockholders' equity, respectively.

     As of February 15, 1999, the Company had released 53,215 shares from escrow and paid $1.4 million of Galaxy Additional Consideration (in the form of 101,015 restricted shares of Company common stock) based on Galaxy's pre-tax income through December 31, 1998. The net effect of the above has been to increase goodwill, other accrued liabilities and stockholder's equity as of December 31, 1998 by $2.3 million, $1.0 million and $1.3 million, respectively.

     The acquisition of Galaxy has been accounted for using the purchase method of accounting. Accordingly, the results of Galaxy's operations have been included in the accompanying consolidated financial statements from July 1, 1997, the effective date of acquisition as defined in the definitive agreement and plan of merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair

                      WORLD ACCESS, INC. AND SUBSIDIARIES
values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $6.9 million, has been recorded as goodwill and is being amortized over a 15 year period.

PRO FORMA RESULTS OF OPERATIONS

     On a pro forma, unaudited basis, as if the acquisitions of ATI, NACT, Telco and Resurgens had occurred as of January 1, 1997, total sales, operating loss, loss from continuing operations and net loss from continuing operations per diluted common share for the years ended December 31, 1998 and 1997 would have been approximately $378.0 million and $370.6 million; $88.4 million and $165.3 million; $100.8 million and $178.7 million; $2.91 and $5.48, respectively. The results of operations for Galaxy during the first six months of 1997 were not material and therefore are not included in the pro forma disclosure.

     These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the acquisitions been in effect on the dates indicated. Purchased in-process R & D expensed in connection with the ATI, NACT and Telco Mergers has been excluded from the pro forma results due to its nonrecurring nature.

NOTE C:  PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

OVERVIEW

     In connection with the ATI, NACT and Telco Mergers in 1998, the Company wrote off purchased in-process R&D totaling $5.4 million, $44.6 million and $50.3 million, respectively. These amounts were expensed as non-recurring charges on the respective acquisition dates. These write-offs were necessary because the acquired technology had not yet reached technological feasibility and had no future alternate use.

     The value of the purchased in-process technology from ATI was determined by estimating the projected net cash flows related to in-process research and development projects, including costs to complete the development of the technology. These cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below.

     The value of the purchased in-process technology from NACT and Telco was determined by estimating the projected net cash flows related to in-process research and development projects, excluding costs to complete the development of the technology. These cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below for each respective acquisition. The resultant net present value amount was then reduced by a stage of completion factor. This factor more specifically captures the development risk of an in-process technology (i.e., market risk is still incorporated in the estimated rate of return).

     The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification, and test activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements.

     If these projects to develop commercially viable products based on the purchased in-process technology are not successfully completed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets may become impaired.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

ATI MERGER

     ATI develops and manufactures a series of high-performance digital microwave and millimeterwave radio equipment. Their products reach across all frequency bands and data rates and offer numerous features. The nature of the in-process research and development was such that technological feasibility had not been attained. Failure to attain technological feasibility would have rendered partially designed equipment useless for other applications. ATI's products are designed for specific frequency bandwidths and, as such, are highly customized to those bandwidths and the needs of customers wishing to operate in them. Products only partially completed for certain bandwidths cannot be used in other bandwidths.

     Between each product line, various stages of development had been reached. Additionally, within each product line, different units had reached various stages of development. Of the products management considered in-process, none had attained technological feasibility. The purchased in-process technology acquired in the ATI acquisition was comprised of three primary projects related to high-performance, digital microwave and millimeterwave radio equipment. Each project consists of multiple products. These projects were at multiple stages along ATI's typical development timeline. Some projects were beginning testing in ATI labs; others were at earlier stages of planning and designing. The majority of the products were scheduled to be released during 1998, 1999 and early 2000. Revenue projections for the in-process technologies reflected the anticipated release dates of each project.

     Revenue attributable to in-process technology was estimated to increase within the first three years of the seven-year projection at annual rates ranging from a high of 240.7% to a low of 2.3%, decreasing within the remaining years at annual rates ranging from 30.9% to 60.9% as other products are released in the marketplace. Projected annual revenue attributable to in-process technology ranged from approximately a low of $11.8 million to a high of $71.1 million within the term of the projections. These projections were based on assumed penetration of the existing customer base and movement into new markets. Projected revenues from in-process technology were assumed to peak in 2001 and decline from 2002 through 2004 as other new products are expected to enter the market.

     In-process technology's contribution to the operating profit of ATI (earnings before interest, taxes and depreciation and amortization) was estimated to grow within the projection period at annual rates ranging from a high of 665.9% to a low of 43.9% during the first four years, decreasing during the remaining years of the projection period similar to the revenue growth projections described above. Projected in-process technology's annual contribution to operating profit (loss) ranged from approximately a low of $(900,000) to a high of $9.1 million within the term of the projections.

     The discount rate used to value the in-process technology of ATI was 26.0%. This discount rate was estimated relative to the overall business discount rate of 25.0% based on (1) the incomplete status of the products expected to utilize the in-process technology (i.e., development risk), (2) the expected market risk of the planned products relative to the existing products, (3) the emphasis on different markets than those currently pursued by ATI, and (4) the nature of remaining development tasks relative to previous development efforts.

     Management estimated that the costs to develop the in-process technology acquired in the ATI acquisition would be approximately $24.3 million in the aggregate through the year 2002. The expected sources of funding were scheduled R&D expenses from the operating budget of ATI.

NACT MERGER

     NACT provides advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities. NACT designs, develops, and manufacturers all hardware and software elements necessary for a fully integrated, turnkey telecommunications switching solution. The nature of the in-process research and development was such that technological feasibility had not been attained.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

Failure to attain technological feasibility, especially given the high degree of customization required for complete integration into the NACT solution, would have rendered partially designed hardware and software useless for other applications. Incomplete design of hardware and software coding would create a non-connective, inoperable product that would have no alternative use.

     NACT's business plan called for a shift in market focus to large customers, both domestic and international; therefore, NACT had numerous projects in development at the time of the acquisition. Additionally, the pending completion of a major release of NACT's billing system required significant development efforts to ensure continued integration with NACT's product suite. The purchased in-process technology acquired in the NACT acquisition was comprised of 13 projects related to switching and billing systems. These projects were scheduled to be released between February 1998 and April 2000. These projects include planned additions of new products, based on undeveloped technologies, to NACT's suite of STX and NTS products. The projects also include the creation of products for new product suites. The research and development projects were at various stages of development. None of the in-process projects considered in the write-off had attained technological feasibility. The in-process projects do not build on existing core technology; such existing technologies were valued as a separate asset.

     A brief summary of the significant technologies NACT was developing for their STX and NTS products at the time of the acquisition is as follows:

     STX Application Switching Platform ("STX") -- STX was introduced in May 1996 as an integrated digital tandem switching system which allows scalability from 24 ports to a capacity of 1,024 ports per switch. The STX can be combined with three additional STXs to provide a total capacity of 4,096 ports per system. The current STX is not sufficiently developed to address NACT's objective of targeting larger, more diverse telecommunications companies. To move into this expanded customer base, NACT has multiple development tasks planned for the STX product. NACT plans to incorporate into the STX certain features and enhancements such as SS7 and E1 (discussed below), R-2 signaling, and Integrated Services Digital Network, which are critical to the Company's strategy to broaden its customer base. The SS7 and E1 features are considered new products within the STX family of products.

     Master Control Unit ("MCU") -- MCU is a database hub which can link up to four switches, creating a larger capacity tandem switch. NACT is developing an updated MCU, called the "redundant MCU", which allows for intelligent peripheral or recognition of pre-paid caller numbers. Redundant MCU is an important extension to the MCU system because it will allow a telecommunications company to create an entire switching network outside of the public network owned by major telecommunications firms.

     NTS Telemanagement and Billing System ("NTS") -- NTS performs call rating, accounting, switch management, invoicing, and traffic engineering for multiple NACT switches. NACT recently finished development of an improved billing system, the NTS 2000, which is designed for real-time transaction processing with graphical user interface and improved call reports. The NTS 2000 is compatible with non-NACT switches. The NTS 2000 also allows for customization of invoices and reports.

     E1 to T1 Conversion -- The T1 is the switchboard hardware used in the STX. The T1 product has been in existence for several years. The E1 is the standard switchboard used in Europe. NACT is creating a technology which facilitates compatibility between the T1 and the switchboard hardware currently used in Europe. In addition, NACT is currently developing enhanced switchboard hardware called the T3, which will allow for more calls to pass through the switchboard at one time. Both development efforts, the T3 and compatibility between E1 and T1, are necessary as NACT moves into international markets.

     Transmission Control Protocol/Internet Protocol ("TCP/IP")
Connectivity -- TCP/IP is the most common method of connecting personal computers, workstations and servers. Other historically dominant networking protocols, such as the local area network ("LAN") protocol and international packet ex-

                      WORLD ACCESS, INC. AND SUBSIDIARIES
change/sequence packet exchange, are losing ground to TCP/IP. The addition of TCP/IP is vital relative to NACT's strategic objective of offering voice-over-Internet.

     68060 -- The Company is incorporating the Motorola 68060 board in the STX application platform to enable the STX to support 2,048 ports per switch or 8,192 ports per integrated MCU system. With this enhancement, the STX is expected to process significantly more call minutes per month.

     Signaling System 7 ("SS7") -- SS7 is software that allows a call, which normally would have to go through a series of switchboards to reach its destination, to instead skip from the first switchboard to the last. With the addition of this enhancement, the STX switch can interface with carriers more quickly and efficiently. In addition, NACT is developing the C7, which is the European version of the SS7.

     NACT had 13 projects in development at the time of acquisition. These projects were at multiple stages along NACT's development timeline. Some projects were beginning testing in NACT labs; others were at earlier stages of planning and designing. These projects were scheduled for release between December 1998 and December 2000. Revenue projections for the in-process technologies reflected the anticipated release dates of each project.

     Revenue attributable to in-process technology was assumed to increase in the first five years of the 12-year projection at annual rates ranging from 61.4% to 2.81%, decreasing over the remaining years at annual rates ranging from 16.0% to 48.5% as other products are released in the marketplace. Projected annual revenue attributable to in-process technology ranged from approximately a low of $8.0 million to a high of $101.1 million within the term of the projections. These projections were based on assumed penetration of the existing customer base and movement into new markets. Projected revenues from in-process technology were assumed to peak in 2003 and decline from 2004 through 2009 as other new products are expected to enter the market.

     In-process technology's contribution to the operating profit of NACT (earnings before interest, taxes and depreciation and amortization) was projected to grow within the projection period at annual rates ranging from a high of 67.2% to a low of 2.8% during the first five years, decreasing during the remaining years of the projection period similar to the revenue growth projections described above. Projected in-process technology's annual contribution to operating profit ranged from approximately $2.1 million to $29.3 million within the term of the projections.

     The discount rate used to value the existing technology of NACT was 14.0%. This discount rate was estimated relative to the overall business discount rate of 15.0% based on (1) the completed status of the products utilizing existing technology (i.e., the lack of development risk), and (2) the potential for obsolescence of current products in the marketplace.

     The discount rate used to value the in-process technology of NACT was 15.0%. This discount rate was estimated relative to the overall business discount rate of 15.0% based on (1) the incomplete status of the products expected to utilize the in-process technology (i.e., development risk), (2) the expected market risk of the planned products relative to the existing products,
(3) the emphasis on targeting larger customers for the planned products, (4) the expected demand for the products from current and prospective NACT customers,
(5) the anticipated increase in NACT's sales force, and (6) the nature of remaining development tasks relative to previous development efforts.

     Management estimates that the costs to develop the in-process technology acquired in the NACT acquisition will be approximately $5.0 million in the aggregate through the year 1999. The expected sources of funding were scheduled research and development expenses from the operating budget of NACT.

     Telco Merger. Telco develops and manufactures products focused on providing integrated access for network services. Telco's products can be separated into three categories: (1) broadband transmission products, (2) network access products, and (3) bandwidth optimization products. Telco's products are

                      WORLD ACCESS, INC. AND SUBSIDIARIES
deployed at the edge of the service provider's networks to provide organizations with a flexible, cost-effective means of transmitting voice, data, video and image traffic over public or private networks.

     At the time of acquisition, Telco had several primary projects in development relating to next-generation telecommunication and data network hardware. These projects were at various stages in the development process. Some were about to enter the testing phase of the initial hardware prototype, while others were still in the early concept and design specification stages. These projects were scheduled for commercial release at various points in time from December 1998 through early 2000.

     Telco's in-process research and development projects are being developed to run on new communications protocols and technologies not employed in its current products. These include HDSL, SONET, Voice over IP and ATM inverse multiplexing. Additionally, the products to be commercialized from Telco's in process research and development are expected to include interface support not in Telco's current product line, including E1, DS3 and OC3.

     A brief description of the significant in-process projects is set forth below:

     Access 45/60 Release 1 -- Access 45/60 Release 1 product provides essentially the same functional service as the existing Access 45/60 network access servers by providing highly reliable digital access to public, private and hybrid networks, integrating multiple business applications through cost-effective connections to dedicated, switched and packet network services. However, unlike the current versions, the technology underlying the Release 1
(R1) version is based on high-bit-rate digital subscriber line (HDSL) technology. This HDSL technology will enable high-density voice and data applications to travel simultaneously over one to ten HDSL lines from a single platform, which will launch the R1 product into a whole new loop market by eliminating the need for service providers to have separate platforms for voice and data at the customer's premises or at the provider's central office. Although the Access 45/60 R1 product is designed to provide a service similar to the current Access 45/60 product, the core functional technology of the new R1 is very different, and the target market of the R1 product is different.

     If technological feasibility is achieved, Telco expects the product to be introduced into the market at the end of 1999. However, before that can occur, Telco must complete the first prototype builds of the product and perform initial system testing which will not begin until the end of August 1999. In September 1999, Telco will begin testing for system quality assurance and expects to begin beta field testing in October or November 1999.

     EdgeLink300 E1 -- The EdgeLink300 E1 version is an addition to the 300 family which will be marketed internationally. Conforming to all applicable ETSI and ITU standards, this product will provide a cornerstone to the next generation of international product offerings. This product is in the mid stage of development. Software code generation is expected to be completed in April 1999. Prototype builds for initial units are expected to be completed in May 1999, and initial beta field tests are expected to begin in June 1999.

     SONET Edge Device -- The SONET Edge Device is a next-generation edge device expected to provide access to SONET networks. This access device will be designed to take a T1 voice input from a PBX or an Access60 and convert to SONET formatted tributaries and send it out via a traditional STS1 interface.

     This project is in the early concept stage, and is not expected to reach commercial viability until early 2000. Documentation of the hardware and software design is expected to be completed in April 1999; software code generation is expected to be completed in August 1999; prototype builds for initial units are expected to be completed in October 1999; and initial beta field tests are expected to begin in January 2000.

     EdgeLink650 -- The EdgeLink650 ATM device will be designed to be a multislot version of the Edgelink600 with DS3 and NxDS1 interface support. This product will incorporate an ATM Inverse Multiplexer (IMA). This product is in an early stage of development and is expected to reach commercial viability in early 2000. Documentation of the hardware and software design is expected to be completed in

                      WORLD ACCESS, INC. AND SUBSIDIARIES

June 1999; prototype builds for initial units are expected to be completed in May 1999; and initial beta field tests are expected to begin in December 1999.

     Voice-Over-Packet Engines -- Voice-over-packet refers to sending voice transmissions over packet-based communication protocols, such as internet protocols (IP telephony), Frame Relay, or ATM. Telco is currently in the early stages of developing the software and hardware for a generic "engine" to be integrated into the EdgeLink family of products to enable this functionality. This is expected to be commercially viable in late 1999. Software code generation is expected to be completed in June 1999; prototype builds for initial units are expected to be completed in July 1999; and initial beta field tests are expected to begin in September 1999.

     If these projects are not completed as planned, the in-process research and development will have no alternative use. Failure of the in-process technologies to achieve technological feasibility may adversely affect the future profitability of World Access.

     Revenue attributable to Telco's aggregate in-process technology was assumed to increase over the first six years of the projection period at annual rates ranging from a high of 103.6% to a low of 3.8%, reflecting both the displacement of Telco's old products by these new products as well as the expected growth in the overall market in which Telco's products compete. Thereafter, revenues are projected to decline over the remaining projection period at annual rates ranging from 15.2% to 42.6%, as the acquired in process technologies become obsolete and are replaced by newer technologies.

     Management's projected annual revenues attributable to the aggregate acquired in-process technologies, which assume that all such technologies achieve technological feasibility, ranged from a low of approximately $39.0 million to a high of approximately $276 million. Projected revenues were projected to peak in 2004 and decline thereafter through 2009 as other new products enter the market.

     The acquired in-process technology's contribution to the operating income was projected to grow over the first five years of the projection period at annual rates ranging from a high of 240.9% to a low of 22.2% with one intermediate year of marginally declining operating income. Thereafter, the contribution to operating income was projected to decline through the projection period. The acquired in-process technology's contribution to operating income ranged from a low of approximately $4.4 million to a high of approximately $70.5 million.

     The discount rate used to value the existing technology was 20.0%. This discount rate was selected because of the asset's intangible characteristics, the risk associated with the economic life expectations of the technology and potential obsolescence of legacy products, and the risk associated with the financial assumptions with respect to the projections used in the analysis.

     The discount rates used to value the in-process technologies were 18.0% and 20.0%, depending on the stage of development. These discount rates were selected due to several incremental inherent risks. First the actual useful economic life of such technologies may differ from the estimates used in the analysis. Second, risks associated with the financial projections on the specific products that comprise the acquired in-process research and development. The third factor is the incomplete and unproven nature of the technologies. Finally, future technological advances that are currently unknown may negatively impact the economic and functional viability of the in-process R&D.

     Management expects that the cost to complete the development of the acquired in-process technologies and to commercialize the resulting products will aggregate approximately $11.6 million through 2001. Over the projection period, management expects to spend an additional aggregate $48.2 million on sustaining development efforts relating to the acquired in-process technologies. These sustaining efforts include bug fixing, form-factor changes and identified upgrades.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE D:  DISCONTINUED OPERATIONS

     In December 1998, the Company formalized its plan to offer for sale all of its non-core businesses, which consist of the resale of Nortel and other original equipment manufacturers' wireline switching equipment, third party repair of telecom equipment and pay telephone refurbishment. In connection therewith, goodwill recorded for these businesses was written-down by $3.5 million to reflect the estimated net realizable value. On January 5, 1999, the Company formally announced its intention to sell these businesses. Management expects that the sale will be completed in 1999.

     These businesses have been accounted for as discontinued operations and, accordingly, the results of operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented. Results of discontinued operations for 1998, 1997 and 1996 are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             1998      1997      1996
                                                           --------   -------   -------
                                                                  (IN THOUSANDS)
Total sales..............................................  $ 58,557   $44,370   $33,869
Cost of equipment sold...................................    45,418    33,317    21,930
Write-down of inventories................................     7,818        --        --
                                                           --------   -------   -------
          Gross Profit...................................     5,321    11,053    11,939
Selling, general and administrative......................     2,340     2,601     2,656
Amortization of goodwill.................................       813       646       339
Restructuring and other charges..........................     2,650        --        --
Provision for doubtful accounts..........................     2,408       123       201
                                                           --------   -------   -------
          Operating Income (Loss)........................    (2,890)    7,683     8,743
Net interest income (expense)............................        53      (154)      (64)
                                                           --------   -------   -------
          Income (Loss) Before Income Taxes..............    (2,837)    7,529     8,679
Income taxes (benefits)..................................      (780)    2,745       859
                                                           --------   -------   -------
          Net Income (Loss)..............................  $ (2,057)  $ 4,784   $ 7,820
                                                           ========   =======   =======

     The assets and liabilities of the discontinued operations included in the Consolidated Balance Sheet at December 31, 1998 consisted of the following (in thousands):

Current Assets
  Accounts receivable.......................................  $11,453
  Inventories...............................................   12,083
  Other current assets......................................      252
                                                              -------
                                                              $23,788
                                                              =======
Noncurrent Assets
  Property and equipment....................................  $ 2,028
  Goodwill and other intangibles............................    5,335
  Other assets..............................................       --
                                                              -------
                                                              $ 7,363
                                                              =======
Current Liabilities
  Accounts payable..........................................  $ 4,083
  Other accrued liabilities.................................    3,741
                                                              -------
                                                              $ 7,824
                                                              =======

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE E:  RESTRUCTURING AND OTHER CHARGES

SUMMARY

     During 1998, the Company approved and began implementing two restructuring programs designed to reduce operating costs, outsource manufacturing requirements and focus Company resources on recently acquired business units containing proprietary technology or services. A summary of restructuring and related charges recorded in connection with these programs follows:

                                                              CONTINUING   DISCONTINUED
                                                              OPERATIONS    OPERATIONS     TOTAL
                                                              ----------   ------------   -------
                                                                        (IN THOUSANDS)
First Quarter
  Restructuring Charges
     Severance and termination benefits.....................   $   175       $   375      $   550
     Idle facility costs....................................       125         1,215        1,340
     Idle production equipment..............................       290         1,060        1,350
                                                               -------       -------      -------
                                                                   590         2,650        3,240
  Related Charges
     Write-down of inventories..............................       465         2,895        3,360
                                                               -------       -------      -------
          Total First Quarter...............................     1,055         5,545        6,600
                                                               -------       -------      -------
Fourth Quarter
  Restructuring Charges
     Severance and termination benefits.....................     2,050            --        2,050
     Idle facility costs....................................     1,200            --        1,200
     Asset write-downs......................................    11,763            --       11,763
     Other exit costs.......................................     1,637            --        1,637
                                                               -------       -------      -------
                                                                16,650            --       16,650
  Related Charges
     Write-down of inventories..............................     8,827         4,923       13,750
     Provision for doubtful accounts........................    10,674         1,926       12,600
                                                               -------       -------      -------
          Total Fourth Quarter..............................    36,151         6,849       43,000
                                                               -------       -------      -------
          Total Charges.....................................   $37,206       $12,394      $49,600
                                                               =======       =======      =======

FIRST QUARTER 1998

     In January 1998, the Company approved and began implementing a restructuring program to consolidate several operations and exit the contract manufacturing business. The Company's wireline telecom equipment resale business ("AIT") in Lakeland, Florida and its circuit board repair operations were consolidated into a new facility in Orlando, Florida; the Company's manufacturing operations were moved from an old facility in Orlando to a new facility in Alpharetta, Georgia; and the Company's Scottsdale, Arizona operations were integrated into ATI's facility in Wilmington, Massachusetts.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The special charges included approximately $3.4 million to cost of sales for obsolete contract manufacturing inventories and other inventories deemed obsolete or redundant as a result of the consolidation activities. Severance and termination benefits of approximately $550,000 were paid to the approximately 60 employees who lost their jobs as a direct result of the restructuring program. The idle facility and equipment portion of the charge, collectively representing $2.7 million, included the write-off of Orlando, Lakeland and Scottsdale leasehold improvements, provisions for the estimated costs to terminate idle facility and equipment leases, the write-off of Orlando manufacturing equipment not relocated to the Company's Alpharetta facility and certain phase-down expenses associated with the six facilities closed down.

     This consolidation program began in the first quarter of 1998 and was completed as of June 30, 1998. No costs were included in the charges that are expected to derive future economic benefit to the Company. As of December 31, 1998, approximately $325,000 of these charges, which consisted primarily of costs associated with carrying vacated space and certain idle equipment until lease expiration dates, are included in Other accrued liabilities on the Company's balance sheet.

FOURTH QUARTER 1998

     In December 1998, in connection with the (i) recently completed NACT Merger, Telco Merger and Resurgens Merger; (ii) election of several new outside directors to the Company's Board; and (iii) appointment of a new Chief Executive Officer, the Company approved and began implementing a major restructuring program to reorganize its operative structure, consolidate several facilities, outsource its manufacturing requirements, rationalize its product offerings and related development efforts, and pursue other potential synergies expected to be realized as a result of the integration of recently acquired businesses. The Company expects the plans associated with the program to be substantially completed during the first half of 1999.

     Details of the restructuring charges related to this program are as follows:

                                                             RESTRUCTURING              RESERVE BALANCE
                                                                CHARGE       ACTIVITY     AT 12/31/98
                                                             -------------   --------   ---------------
                                                                           (IN THOUSANDS)
Reorganize Operating Structure
  Employee termination benefits............................     $   449      $    --        $  449
  Idle facility costs......................................         258           --           258
  Other....................................................         437          133           304
                                                                -------      -------        ------
                                                                  1,144          133         1,011
Consolidation of ATI and Telco
  Employee termination benefits............................       1,175           --         1,175
  Idle facility costs......................................         577           --           577
  Write-down production equipment..........................         700          700            --
  Other....................................................         300           --           300
                                                                -------      -------        ------
                                                                  2,752          700         2,052
Outsource Manufacturing
  Employee termination benefits............................         426          116           310
  Idle facility costs......................................         365           --           365
  Write-down production equipment..........................       1,662        1,662            --
  Write-down other assets..................................         731          731            --
  Other....................................................         332           --           332
                                                                -------      -------        ------
                                                                  3,516        2,509         1,007

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                                                             RESTRUCTURING              RESERVE BALANCE
                                                                CHARGE       ACTIVITY     AT 12/31/98
                                                             -------------   --------   ---------------
                                                                           (IN THOUSANDS)
Product Line Rationalization
  Write-down of CDX assets.................................       4,707        4,707            --
  Write-down of international investments..................       3,542        3,542            --
  Write-down of capitalized software.......................         421          421            --
  Other....................................................         568           --           568
                                                                -------      -------        ------
                                                                  9,238        8,670           568
                                                                -------      -------        ------
          Total............................................     $16,650      $12,012        $4,638
                                                                =======      =======        ======

     Costs associated with the reorganized operating structure consist primarily of termination benefits payable to the Company's former President, which will be paid throughout 1999, and remaining lease obligations on the Company's Equipment Group headquarters facility in Alpharetta, Georgia. Group personnel relocated to the Company's headquarters in Atlanta and the facility was closed in February 1999.

     Restructuring charges also included costs associated with the planned consolidation of the Company's ATI operations in Wilmington, Massachusetts into Telco's facility in Norwood, Massachusetts. Manufacturing of ATI's wireless radios is being out-sourced to a contact manufacturer and all other aspects of ATI's operations will be integrated into Telco's existing operating infrastructure. Severance and other termination benefits of approximately $1.2 million are to be paid to approximately 60 ATI employees as the consolidation program is completed during the first half of 1999. A provision of $577,000 was recorded for the costs associated with the idle portion of the Wilmington facility, which is leased through November 2000. Production equipment was written-down by $700,000 to reflect its estimated net realizable value upon disposal.

     An integral part of the restructuring program was the Company's decision to outsource all its electrical manufacturing requirements and sell its Alpharetta, Georgia manufacturing facility to an established contract manufacturer. Severance and other termination benefits of $426,000 were provided for in December 1998, the majority of which was paid in January 1999 to approximately 25 personnel. Restructuring charges also included the write-off of $365,000 in leasehold improvements related to the manufacturing portion of the Alpharetta facility, and $2.4 million to write-down production equipment and other manufacturing assets to their estimated net realizable values. The Company completed the sale of its manufacturing operations in March 1999. The actual loss incurred in connection with the sale did not differ materially from the amounts recorded in the restructuring charges. As part of this sale agreement, the Company committed to purchase a minimum of $15.0 million of products and services from the contract manufacturer in each of three consecutive 12 month periods beginning April 1, 1999.

     The most significant component of the restructuring charges related to a change in the Company's long-term focus for its switching products, primarily its Compact Digital Exchange ("CDX") switch. In January 1999, the Company elected to reallocate development resources targeted for the CDX switch as a stand-alone product to the integration of the central office functionally of the CDX switch and the long-distance functionality of NACT's switch into a common, next generation technology platform. This strategic decision, performance difficulties experienced by certain customers' applications of the CDX switch in 1998, and dramatically reduced internal estimates for CDX switch revenues in 1999 caused the Company to significantly write-down all CDX related assets as of December 31, 1998.

     Restructuring charges related to the CDX switch included $3.0 million related to an international long-term contract, $3.5 million to reserve for potential losses on an equity investment in and loan made to two companies planning CDX-based network infrastructure build-outs in Latin America, and $1.7 million for the

                      WORLD ACCESS, INC. AND SUBSIDIARIES
write-off of other assets related to the development and deployment of the CDX switch, including prepaid royalties and tooling costs.

     Other charges to continuing operations recorded in the fourth quarter of 1998 were provisions for potential inventory obsolescence and doubtful accounts of $8.8 million and $10.7 million, respectively. The inventory charge consisted primarily of $4.7 million to write-down CDX inventories to estimated net realizable value and $3.8 million to reflect estimated losses to be incurred in connection with the sale of ATI and manufacturing inventories to contract manufacturers. The provision for doubtful accounts was recorded primarily to reduce the carrying value of accounts receivable resulting from previous CDX sales to estimated minimum realizable values in light of the issues noted above.

NOTE F:  INVENTORIES

     Inventories are stated at the lower of cost or market as determined primarily on a first-in, first-out basis. To address potentially obsolete and slow moving inventories and related market valuation adjustments, the Company charged to operations for the years ended December 31, 1998, 1997 and 1996 approximately $17.2 million, $773,000 and $197,000, respectively (see "Note E").

     Inventories consisted of the following at December 31:

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Transport and access products...............................  $ 8,824   $ 1,088
Switching systems...........................................    6,218        --
Cellular equipment..........................................    9,421       695
Work in progress............................................    4,953     1,738
Raw materials...............................................    7,092     4,554
                                                              -------   -------
          Continuing operations.............................   36,508     8,075
Discontinued operations.....................................   12,083    14,352
                                                              -------   -------
          Total inventories.................................  $48,591   $22,427
                                                              =======   =======

     Inventories from continuing operations are presented net of reserves of $18.9 million and $700,000 at December 31, 1998 and 1997, respectively. These reserves, which consist of valuation adjustments for excess quantities, potential obsolescence and market valuation, have been established in connection with the purchase accounting for businesses acquired (see "Note B") and through charges to operations.

NOTE G:  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, less accumulated depreciation as computed using the straight-line method. Leasehold improvements are depreciated over their remaining estimated lease term. Estimated lives for other depreciable assets range from three to eight years. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $2.6 million, $1.0 million and $830,000, respectively.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     Property and equipment consisted of the following at December 31:

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Buildings and leasehold improvements........................  $ 7,724   $   915
Manufacturing assembly and test equipment...................   60,664     9,865
Office furniture and equipment..............................    2,411     1,740
Vehicles....................................................      501       130
                                                              -------   -------
                                                               71,300    12,650
Accumulated depreciation....................................   (7,698)   (6,945)
                                                              -------   -------
                                                              $63,602   $ 5,705
                                                              =======   =======

     The Company leases various facilities and equipment under operating leases. As of December 31, 1998, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are approximately $20.8 million, payable over the next five years as follows: 1999 -- $6.0 million; 2000 -- $4.8 million; 2001 -- $4.0 million; 2002 -- $3.3 million; and
2003 -- $2.7 million.

     Total rental expense under operating leases for the years ended December 31, 1998, 1997 and 1996 was approximately $2.5 million, $1.7 million and $1.3 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

NOTE H:  GOODWILL AND OTHER INTANGIBLES

SUMMARY

     Intangible assets, which are amortized on a straight-line basis, consisted of the following at December 31:

                                                                             AMORTIZATION
                                                          1998      1997       PERIODS
                                                        --------   -------   ------------
                                                          (IN THOUSANDS)
Goodwill..............................................  $245,738   $34,166   15-20 years
Existing technology acquired..........................    38,400        --       8 years
Patents...............................................     6,800        --       8 years
Capitalized software development costs................     7,224       360     3-4 years
Other intangibles.....................................     9,238     5,264    3-20 years
                                                        --------   -------
                                                         307,400    39,790
Accumulated amortization..............................    (8,620)   (3,032)
                                                        --------   -------
                                                        $298,780   $36,758
                                                        ========   =======

                      WORLD ACCESS, INC. AND SUBSIDIARIES

GOODWILL

     Goodwill from acquisitions, representing the excess of purchase price paid over the value of net assets acquired, consisted of the following at December 31:

                                                                1998      1997
                                                              --------   -------
                                                                (IN THOUSANDS)
NACT........................................................  $ 92,668   $    --
Resurgens...................................................    78,625        --
Telco.......................................................    39,418        --
CIS.........................................................    17,553    12,485
AIT.........................................................     7,307    11,558
Galaxy......................................................     6,902     5,089
ATI.........................................................     3,265        --
Other.......................................................        --     5,034
                                                              --------   -------
                                                               245,738    34,166
Accumulated amortization....................................    (6,605)   (2,506)
                                                              --------   -------
                                                              $239,133   $31,660
                                                              ========   =======

     The Company reviews the net carrying value of goodwill on a regular basis, and if deemed necessary, charges are recorded against current operations for any impairment in the value of these assets. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows. Goodwill is removed from the books when fully amortized.

     In December 1998, the Company's Equipment Group recorded impairment charges of $6.2 million related to the unamortized balance of goodwill recorded in connection with the acquisitions of Westec Communications, Inc. in October 1995 and Sunrise Sierra, Inc. in January 1996. Both of these businesses, which have become less strategic to the Company due to the ATI and Telco Mergers in 1998, are currently forecasted to generate nominal revenues and cash flow in 1999.

EXISTING TECHNOLOGY

     In connection with the Telco and NACT Mergers, the Company allocated $34.0 million and $4.4 million of the purchase price, respectively, to existing technology acquired. Existing technology assets are comprised of technology that is incorporated into products currently sold in the market place or at an advanced stage of development where technological feasibility exists. The valuation of the existing technology was performed by independent appraisers.

PATENTS

     In connection with the Telco Merger, the Company allocated $6.8 million to Telco's patents. The valuation of the patents was performed by independent appraisers.

CAPITALIZED SOFTWARE COSTS

     The Company capitalizes certain initial software development costs and enhancements thereto incurred after technological feasibility has been demonstrated. To date, all products and enhancements thereto have utilized proven technology. Such capitalized amounts are amortized commencing with product introduction under the straight-line method over the remaining estimated economic life, ranging from three to four years. The unamortized capitalized costs by product are reduced to an amount not to exceed the future net realizable value by product at each balance sheet date. Future net realizable value is determined through sales forecasts. Although it is possible that management's estimate for the future net realizable value could change in the near

                      WORLD ACCESS, INC. AND SUBSIDIARIES
future, management is not currently aware of any events that would result in a change to its estimate which would be material to the Company's financial position or its results of operations.

     The amount of development costs capitalized in accordance with SFAS No. 86 for 1998 and 1997 was $5.2 million and $360,000, respectively. Amortization of software development costs of $106,000 was charged to expense during 1998. There was no amounts charged to expense during 1997 and 1996.

NOTE I:  DEBT

SUMMARY

     Debt consisted of the following at December 31:

                                                                1998        1997
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Convertible subordinated notes..............................  $ 115,000   $115,000
Capital lease obligations...................................     30,162        310
Industrial revenue bond.....................................      4,072         --
Bank line of credit.........................................      4,500         --
Other debt..................................................      2,119         36
                                                              ---------   --------
          Total debt........................................    155,853    115,346
Amount due within one year..................................    (17,989)       (82)
                                                              ---------   --------
          Long-term debt....................................  $ 137,864   $115,264
                                                              =========   ========

     Interest paid during 1998, 1997 and 1996 was $5.9 million, $57,000 and $352,000, respectively.

CONVERTIBLE SUBORDINATED NOTES

     In October 1997, the Company sold $115.0 million in aggregate principal amount of convertible subordinated notes (the "Notes") under Rule 144A of the Securities Act of 1933. The Notes bear interest at the rate of 4.5% per annum, are convertible into Company common stock at an initial price of $37.03 per share and mature on October 1, 2002. Interest on the Notes is payable on April 1 and October 1 of each year. The Notes are general unsecured obligations of the Company and are subordinate in right of payment to all existing and senior indebtedness. The Company received $111.5 million from the sale of the Notes, after the application of the initial purchasers' discount fees of $3.5 million.

     The discount fees and legal, accounting, printing and other expenses (the "Debt issuance costs") related to the Notes amounted to approximately $4.0 million, and are being amortized to expense over the five year term of the Notes. During 1998 and 1997, the Company recognized approximately $800,000 and $200,000, respectively, of Debt issuance costs amortization related to the Notes. Debt issuance costs of approximately $3.0 million are included in Goodwill and other intangibles on the Company's December 31, 1998 balance sheet.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

CAPITAL LEASE OBLIGATIONS

     As a result of the Resurgens Merger, the Company leases telecommunications and other equipment through capitalized lease arrangements. Future minimum lease payments on these capitalized lease obligations at December 31, 1998 are as follows (in thousands):

1999........................................................  $10,133
2000........................................................   10,045
2001........................................................    9,732
2002........................................................    5,046
                                                              -------
  Net minimum lease payments................................   34,956
Less amount representing interest...........................   (4,794)
                                                              -------
  Present value of minimum lease payments...................   30,162
Less current portion of capitalized lease obligations.......    7,890
                                                              -------
  Long-term portion of capitalized lease obligations........  $22,272
                                                              =======

     The net carrying value of assets under capital leases was approximately $26.6 million at December 31, 1998, and is included in Property and equipment on the Company's December 31, 1998 balance sheet. Amortization of these assets is included in depreciation expense.

INDUSTRIAL REVENUE BOND

     In September 1998, the Company entered into a loan agreement with the Public Development Authority of Forsyth County, Georgia (the "Issuer"), in the principal amount of $7,365,000. The Issuer issued its tax exempt industrial revenue bonds (the "Bonds") for the sole purpose of financing a portion of the cost of the acquisition, construction and installation of the Company's Alpharetta, Georgia telecommunications equipment and printed circuit boards manufacturing plant. The Company delivered an irrevocable, direct pay letter of credit of approximately $7.5 million as security for payment of the Bonds.

     The Bonds, which bear interest at a variable rate of approximately 4.0% as of December 31, 1998, have an original maturity date of August 1, 2008. In March 1999, the Company sold the Alpharetta, Georgia based manufacturing operation. Pursuant to the terms and conditions of the Bonds, the Company is required to pay off the Bonds upon the sale of these assets and accordingly, the Bonds will be repaid in April 1999.

     As of December 31, 1998, the Company had qualifying expenditures under the Bonds of approximately $4.1 million. The remaining $3.3 million of the proceeds from the Bonds is restricted for qualifying future expenditures. The Bonds are presented net of the restricted proceeds on the Company's December 31, 1998 balance sheet.

BANK LINE OF CREDIT

     In December 1998, the Company entered into a $75.0 million revolving line of credit facility (the "Facility"), with a banking syndicate group led by Bank of America, Fleet National Bank and Bank Austria Creditanstalt. The new facility consists of a 364-day revolving line of credit which may be extended under certain conditions and provides the Company the option to convert existing borrowings to a three year term loan. Borrowings under the line are secured by a first lien on substantially all the assets of the Company. The Facility, which expires in December 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/4%, at the option of the Company. As of December 31, 1998, borrowings of $4.5 million were outstanding under the Facility.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The Facility restricts distributions from the Company's consolidated subsidiaries. Accordingly, the assets and cash flows of such subsidiaries, including WA Telcom Products Co., Inc., the primary obligor on the Notes, may not be used to pay any dividends to World Access, Inc. As a result, restricted net assets of consolidated subsidiaries of the Company amounted to approximately $462.7 million at December 31, 1998.

NOTE J:  STOCKHOLDERS' EQUITY

     During September and October 1996, 3,487,500 shares of Company common stock were sold in a secondary public offering at a price of $8.00 per share. The Company received $26,156,250 from this offering, net of underwriting discounts. The Company incurred additional expenses of approximately $825,000 in connection with this offering.

     In connection with the Company's initial public offering in August 1991, all of the existing holders of the Company's common stock placed in escrow an aggregate of 672,419 shares of the Company's common stock. As of August 12, 1996, the termination date of the escrow agreement, the conditions for release of the shares had not been met. Accordingly, the 672,419 escrowed shares of Company common stock were returned to the Company and became authorized but unissued shares.

NOTE K:  STOCK WARRANTS AND OPTIONS

DIRECTOR WARRANT PLANS

     In December 1994, in an effort to attract and retain experienced executives to serve as outside directors for the Company, the Company's Board of Directors adopted an Outside Directors' Warrant Plan (the "Plan"). The Plan, as amended, provides for the granting of up to 2.4 million warrants. Warrants granted are priced at market value on the date of grant, are typically vested within a one year period and must be exercised prior to the fifth anniversary from the date of grant. As of December 31, 1998, there were 1,174,000 warrants available for future grant under the Plan.

     In December 1994, the Board also adopted the Directors Warrant Incentive Plan (the "Incentive Plan"), pursuant to which the Board, beginning in 1997, may grant to each director on an annual basis warrants to purchase up to 50,000 shares of Company common stock at an exercise price per share equal to no less than 110% of the fair market value of the common stock at the date of grant. Warrants may only be issued under this plan if the Company's common stock has appreciated by a compounded average annual growth rate equal to or in excess of 35% for the four years preceding the year of grant. The Incentive Plan provides for the granting of up to 600,000 warrants. As of December 31, 1998, there were 300,000 warrants available for future grant under the Incentive Plan.

     The following table summarizes the activity relating to the Plan and the Incentive Plan:

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                                                                NUMBER      AVERAGE
                                                              OF WARRANTS    PRICE
                                                              -----------   -------
Balance at January 1, 1996..................................    1,026,000   $ 2.61
Warrants granted............................................           --
Warrants exercised..........................................           --
Warrants lapsed or canceled.................................           --
                                                              -----------
Balance at December 31, 1996................................    1,026,000     2.61
Warrants granted............................................      200,000     9.21
Warrants exercised..........................................     (358,660)    2.02
Warrants lapsed or canceled.................................           --
                                                              -----------
Balance at December 1, 1997.................................      867,340     4.37
Warrants granted............................................      400,000    22.87
Warrants exercised..........................................     (700,000)    3.76
Warrants lapsed or canceled.................................     (100,000)   25.85
                                                              -----------
Balance at December 31, 1998................................      467,340   $16.52
                                                              ===========
Exercisable at December 31, 1998............................      467,340   $16.52
                                                              ===========

     The vesting of all warrants awarded pursuant to the plans above typically will be subject to the Board's discretion, provided that the director to whom such warrants have been granted has attended at least 75% of the meetings of the Board of Directors for the year in which such warrants are scheduled to vest. Notwithstanding this limitation, the warrants to be awarded pursuant to the plans will become immediately exercisable (i) if the Company is to be consolidated with or acquired by another entity in a merger, (ii) upon the sale of substantially all of the Company's assets or the sale of at least 90% of the outstanding common stock of the Company to a third party, (iii) upon the merger or consolidation of the Company with or into any other corporation or the merger or consolidation of any corporation with or into the Company (in which consolidation or merger the shareholders of the Company receive distributions of cash or securities as a result thereof), or (iv) upon the liquidation or dissolution of the Company.

STOCK OPTION PLANS

     In 1991, the Company's stockholders adopted the 1991 Stock Option Plan (the "1991 Plan"). The 1991 Plan, as amended, provided for the granting of up to 3.5 million options. As of December 31, 1998, no options were available for future grant under the 1991 Plan.

     In December 1997, the Company's Board of Directors authorized the adoption of the 1998 Incentive Equity Plan (the "1998 Plan"). The 1998 Plan, which was ratified by the Company's shareholders on November 30, 1998, provides for the granting of up to 5.0 million options. As of December 31, 1998, there were 2,386,500 options available for future grant under the 1998 Plan.

     These plans allow the Board of Directors to grant non-qualified and incentive stock options to purchase the Company's common stock at an exercise price not less than fair market value as of the grant date. Options issued under these plans typically vest over a four year period. Options awarded under the 1991 Plan and the 1998 Plan are subject to the same vesting acceleration provisions described above under the director warrant plans.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The following table summarizes the activity relating to the 1991 Plan and the 1998 Plan:

                                                                NUMBER     AVERAGE
                                                              OF OPTIONS    PRICE
                                                              ----------   -------
Balance at January 1, 1996..................................   1,681,829   $ 4.57
Options granted.............................................     883,269     8.03
Options exercised...........................................    (170,030)    1.47
Options lapsed or canceled..................................     (67,940)    5.38
                                                              ----------
Balance at December 31, 1996................................   2,327,128     6.08
Options granted.............................................   1,955,500    16.95
Options exercised...........................................    (647,700)    5.77
Options lapsed or canceled..................................     (80,440)    7.23
                                                              ----------
Balance at December 31, 1997................................   3,554,488    12.14
Options granted.............................................   3,589,299    17.66
Options exercised...........................................  (1,110,140)    7.74
Options lapsed or canceled..................................    (145,011)   15.27
                                                              ----------
Balance at December 31, 1998................................   5,888,636   $16.43
                                                              ==========
Exercisable at December 31, 1998............................   2,621,786   $14.00
                                                              ==========

     The options outstanding at December 31, 1998 have been segregated into six price ranges for additional disclosure as follows:

                                                OPTIONS     WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
RANGE OF                                      OUTSTANDING      REMAINING           EXERCISE
EXERCISE PRICES                               AT 12/31/98   CONTRACTUAL LIFE        PRICES
---------------                               -----------   ----------------   ----------------
$  .01 -  3.97..............................     415,853           4.8              $ 2.23
  5.44 -  9.75..............................   1,051,303           3.2                7.79
 11.09 - 14.71..............................     462,051           3.1               11.35
 15.89 - 19.88..............................     788,185           6.8               17.91
 20.04 - 24.74..............................   2,946,189           4.8               21.11
 25.25 - 32.41..............................     225,055           5.1               26.44

     In February 1998, the Company issued 740,543 non-qualified options to purchase Company common stock at $11.15 per share and 106,586 non-qualified options to purchase Company common stock at $16.25 per share in exchange for substantially all the options held by NACT employees, which became immediately vested in connection with the NACT Merger. As of December 31, 1998, there were 533,125 of these options outstanding at an average exercise price of $14.40 per share.

     In November 1998, the Company issued 1,028,670 non-qualified options to purchase Company common stock at prices ranging from $.01 to $32.41 per share in exchange for substantially all the options held by Telco employees, which became immediately vested in connection with the Telco Merger. As of December 31, 1998, there were 1,025,659 of these options outstanding at an average exercise price of $15.77 per share.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

PRO FORMA RESULTS OF OPERATIONS

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. Therefore, no compensation cost has been recognized related to stock options. If the company had elected to account for its stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                             1998       1997      1996
                                                          ----------   -------   ------
                                                                 (IN THOUSANDS)
Net Income
  As reported...........................................  $ (120,202)  $13,134   $6,779
  Pro forma.............................................    (124,249)   11,380    6,100
Basic Earnings Per Share
  As reported...........................................       (5.19)     0.76     0.52
  Pro forma.............................................       (5.63)     0.66     0.47
Diluted Earnings Per Share
  As reported...........................................       (5.19)     0.70     0.46
  Pro forma.............................................       (5.63)     0.61     0.42

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

     The fair value of each option has been estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively:

                                                              1998   1997   1996
                                                              ----   ----   ----
Dividend yield..............................................  n/a    n/a    n/a
Expected volatility.........................................   72     44     50
Risk-free interest rate.....................................  5.0    5.5    5.1
Expected life of stock options (in years)...................  5.0    4.5    3.0

NOTE L:  RETIREMENT SAVINGS PLAN

The Company has a retirement savings 401(k) plan that covers substantially all employees. The plan provides for the employees to voluntarily contribute a portion of their compensation on a tax deferred basis and allows for the Company to make discretionary matching contributions as determined by the Board of Directors. For 1998, 1997 and 1996, the Company contributed approximately $194,000, $109,000, and $25,000, respectively, in the form of Company common stock to the Plan. In 1998 and 1997, Company contributions were based on a 50% match to employee contributions, up to the first six percent contributed.

NOTE M:  INCOME TAXES

     The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Certain expenses are reported for financial accounting purposes in different periods than for income tax

                      WORLD ACCESS, INC. AND SUBSIDIARIES
purposes. These temporary differences arise primarily from depreciation, provisions for doubtful accounts, inventory valuation reserves and various other accrued expenses.

     The components of the provision (benefit) for income taxes attributable to income (loss) from continuing operations consisted of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998      1997    1996
                                                              -------   ------   -----
                                                                   (IN THOUSANDS)
Federal Income Taxes
  Current...................................................  $ 5,764   $3,412   $  --
  Deferred..................................................   (7,566)     853     (91)
                                                              -------   ------   -----
                                                               (1,802)   4,265     (91)
                                                              -------   ------   -----
State Income Taxes
  Current...................................................      415      389      --
  Deferred..................................................       --      138     (23)
                                                              -------   ------   -----
                                                                  415      527     (23)
                                                              -------   ------   -----
          Total Income Taxes................................  $(1,387)  $4,792   $(114)
                                                              =======   ======   =====

     As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees, the Company realized federal income tax benefits during 1998 and 1997 of approximately $12.8 million and $6.7 million, respectively. These tax benefits are accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value. Due to the Company's net operating losses during 1998, approximately $10.5 million of these tax benefits have not yet been utilized and are available to reduce future taxable income of the Company. These benefits are included in Deferred income taxes on the Company's balance sheet at December 31, 1998.

     The provision (benefit) for income taxes attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1998        1997      1996
                                                        --------     ------     -----
                                                               (IN THOUSANDS)
Federal tax at statutory rate.........................  $(40,125)    $4,600     $(404)
Effect of:
Nondeductible purchase adjustments....................    35,000        (40)        3
Loss producing no current tax benefit.................        --         --       234
Reduction in valuation allowance, utilization of net
  operating loss carryforwards and reduction of
  reserves............................................        --       (499)       --
Amortization of goodwill..............................     3,570        388        68
State tax, net of federal benefit.....................       269        343       (15)
Other.................................................      (101)        --        --
                                                        --------     ------     -----
Income tax expense....................................  $ (1,387)    $4,792     $(114)
                                                        ========     ======     =====

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The components of deferred tax assets and liabilities consisted of the following at December 31:

                                                                1998        1997
                                                              --------     ------
                                                                (IN THOUSANDS)
Deferred tax assets
  Inventory and other reserves..............................  $  7,305     $  809
  Restructuring/acquisition costs...........................    25,270         --
  Net operating loss carryforwards..........................    97,783         --
  Federal tax credits carryforward..........................     4,102         --
  Capital loss carryforwards................................        --        493
  Other.....................................................     1,461        455
                                                              --------     ------
                                                               135,921      1,757
  Valuation reserve.........................................   (66,381)      (493)
                                                              --------     ------
          Total deferred tax assets.........................  $ 69,540     $1,264
Deferred tax liabilities
  Depreciation/amortization.................................    (2,579)      (306)
  Intangible assets.........................................   (18,020)        --
  Capitalized software......................................    (2,596)        --
  Other.....................................................        --       (182)
                                                              --------     ------
          Total deferred tax liabilities....................   (23,195)      (488)
                                                              --------     ------
          Net deferred tax assets...........................  $ 46,345     $  776
                                                              ========     ======

     SFAS No. 109 "Accounting for Income Taxes" requires that a valuation reserve be established if it is "more likely than not" that realization of the tax benefits will not occur. The valuation reserve increased by approximately $65.9 million in 1998, primarily due to the valuation allowance established for the net operating loss ("NOL") carryforward acquired in connection with the Resurgens Merger. This NOL carryforward is subject to limitations under the consolidation return regulations and limits for certain ownership changes.

     At December 31, 1998, the Company had NOL carryforwards acquired through acquisitions to reduce future taxable income of these acquisitions by approximately $213.0 million. To the extent not utilized, the U.S. Federal NOL carryforwards will expire in 2011 through 2013. The Company also acquired through business acquisitions unused research and development and investment tax credit carryforwards of approximately $4.1 million at December 31, 1998, which will expire in 1999 through 2013.

NOTE N:  REPORTABLE SEGMENT DATA

     The Company has two reportable segments: telecommunications equipment ("World Access Equipment Group") and telecommunications carrier services ("World Access Telecommunications Group"). The World Access Equipment Group develops, manufactures and markets digital switches, billing and network telemanagement systems, cellular base stations, fixed wireless local loop systems, intelligent multiplexers, digital microwave radio systems and other telecommunications network products. The World Access Telecommunications Group provides wholesale international long distance service through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers.

     The World Access Telecommunications Group consists of the Resurgens business which was acquired in December 1998 and a portion of the NACT business which was acquired in February and October 1998. Prior to 1998, the Company operated in one reportable business segment, therefore no reportable segment disclosures are presented for those periods.

     The Company evaluates performance and allocates resources based on operating income or loss before interest and other income, interest expense and income taxes. The accounting policies of the reportable

                      WORLD ACCESS, INC. AND SUBSIDIARIES
segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus a markup that equals current market prices. There were no intersegment sales during 1998, 1997 and 1996.

     The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately due to the unique nature of each segment (i.e., selling telecommunications equipment versus providing international long distance services). The following tables present revenues and other financial information by business segment and geographic region:

                                                      YEAR ENDED DECEMBER 31, 1998
                                 -----------------------------------------------------------------------
                                 EQUIPMENT   TELECOM               CONTINUING   DISCONTINUED
                                   GROUP      GROUP      OTHER     OPERATIONS    OPERATIONS      TOTAL
                                 ---------   --------   --------   ----------   ------------   ---------
                                                             (IN THOUSANDS)
Revenues from external
  customers....................  $140,172    $ 11,961   $     --   $ 152,133      $ 58,557     $ 210,690
Depreciation and amortization
  expense......................     6,088         315        205       6,608         2,592         9,200
In-process research and
  development..................   100,300          --         --     100,300            --       100,300
Restructuring and other
  charges......................    17,240          --         --      17,240         2,650        19,890
Segment income or loss.........  (104,400)       (321)    (9,924)   (114,645)       (5,557)     (120,202)
Segment assets.................   380,721     161,137     40,823     582,681        31,131       613,812
Expenditures for long-lived
  assets.......................     8,838          --      2,194      11,032         1,184        12,216

                                                           AS OF AND FOR THE YEAR ENDED DECEMBER 31
                            ------------------------------------------------------------------------------------------------------
                                          1998                               1997                               1996
                            --------------------------------   --------------------------------   --------------------------------
                            REVENUES(A)   LONG-LIVED ASSETS    REVENUES(A)   LONG-LIVED ASSETS    REVENUES(A)   LONG-LIVED ASSETS
                            -----------   ------------------   -----------   ------------------   -----------   ------------------
                                                                        (IN THOUSANDS)
United States.............   $129,660          $54,297           $40,563           $5,705           $16,887           $2,658
United Kingdom............         --            9,305                --               --                --               --
Other foreign countries...     22,473               --             8,051               --               244               --
Consolidated total........    152,133           63,602            48,614            5,705            17,131            2,658

---------------

(a) Revenues are attributed to countries based on the location of customers.

NOTE O:  LITIGATION

     Following the Company's announcement in January 1999 regarding earnings expectations for the quarter and year ended December 31, 1998 and the subsequent decline in the price of the Company's common stock, 22 putative class action complaints were filed against the Company. The Company and certain of its then current officers and directors were named as defendants. A second decline in the Company's stock price occurred shortly after actual earnings were announced in February 1999, and a few of these cases were amended, and additional similar complaints were filed. The Company expects that the cases will be consolidated and that an amended consolidated complaint will be filed after a ruling on a pending motion regarding the appointment of lead plaintiffs and lead counsel.

     Although the 22 complaints differ in some respects, the plaintiffs, generally, have alleged violations of the federal securities laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures, principally related to inventory and sales activities during the fourth quarter of 1998. In general, the complaints are filed on behalf of: (a) persons who purchased shares of the Company's common stock between October 7, 1998 and February 11, 1999; (b) shareholders of Telco who received shares of common stock of the Company as a

                      WORLD ACCESS, INC. AND SUBSIDIARIES
result of the Company's acquisition of Telco that closed on November 30, 1998; and (c) shareholders of NACT who received shares of common stock of the Company as a result of the Company's acquisition of NACT that closed on October 28, 1998. Plaintiffs have requested damages in an unspecified amount in their complaints. Although the Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the federal securities laws, there can be no assurance the Company will not sustain material liability as a result of or related to these shareholder suits.

NOTE P:  RELATED PARTY TRANSACTIONS

     In October 1997, John D. ("Jack") Phillips, a director of the Company, entered into a series of agreements whereby, among other things, he became the new Chairman and Chief Executive Officer of Resurgens. In connection with the Resurgens Merger in December 1998, he was appointed President and Chief Executive Officer of the Company. He is a general partner of the sole stockholder of Cherry U.K. and beneficially owns 625,000 shares of Company common stock and 1,250,000 shares of Contingent Payment Stock issued at the time of the Resurgens Merger.

     MCI WorldCom, Inc. ("WorldCom"), which owned approximately 14% of the Company's outstanding common stock at December 31, 1998, purchases international long distance services from the Company's Telecommunications Group under a Carrier Service Agreement (the "Service Agreement") entered into in June 1998. WorldCom is obligated to purchase from the Telecommunications Group at least $25 million a month of such services, provided the services are of acceptable quality and the rates quoted are at least equal to the rates WorldCom is obtaining from other third party providers. The Service Agreement has a rolling 12-month evergreen term, subject to a one year prior notice of termination. WorldCom prepays the services it purchases under the Service Agreement twice a month. Although the revenues attributable to this Service Agreement were not material to the Company's 1998 consolidated financial statements, these revenues comprised approximately 65% of Resurgens' total revenues for the year ended December 31, 1998.

                               WORLD ACCESS, INC.
                           SUPPLEMENTARY INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION
                                       OF
                          WA TELCOM PRODUCTS CO., INC.

     On October 28, 1998, World Access, Inc. reorganized its operations into a holding company structure and changed its name to WA Telcom Products Co., Inc. ("WA Telcom"). As a result of the reorganization, WA Telcom became a wholly-owned subsidiary of WAXS INC., which changed its name to World Access, Inc. and is the Company filing this Report. Pursuant to the reorganization, the Company exchanged each outstanding share of common stock of WA Telcom for one share of common stock of the Company, converted each option and warrant to purchase shares of common stock of WA Telcom into options and warrants to purchase a like number of shares of common stock of the Company, and fully and unconditionally guaranteed the payment of the $115.0 million aggregate principal amount 4.5% convertible subordinated notes dated October 1, 1997 (due 2002) previously issued by WA Telcom.

     Set forth below is summarized financial information of WA Telcom presented for the information of its debtholders. The summarized financial information presented below includes the results of operations for the following businesses from their respective dates of acquisitions: Cellular Infrastructure Supply, Inc. -- January 1997; Galaxy Personal Communications Services, Inc. -- July 1997; Advanced TechCom, Inc. -- January 1998; NACT Telecommunications,
Inc. -- February 1998; and Cherry Communications Incorporated and Cherry Communications U.K. Limited -- December 1998.

                           BALANCE SHEET INFORMATION

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Current assets..............................................  $162,554   $152,852
Non-current assets..........................................   300,139     37,445
Total assets................................................   462,693    190,297
Current liabilities.........................................    70,976      9,045
Non-current liabilities.....................................   145,839    115,598
Stockholders equity.........................................   245,878     65,654
Total liabilities and stockholders equity...................   462,693    190,297

                        OPERATING STATEMENT INFORMATION

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1998       1997      1996
                                                              ---------   -------   -------
                                                                     (IN THOUSANDS)
Total sales.................................................  $ 139,246   $48,614   $17,131
Gross profit................................................     49,794    21,087     3,055
Income (loss) from continuing operations(1).................   (111,282)    8,350    (1,041)
Income (loss) from discontinued operations(2)...............     (2,057)    4,784     7,820
Net income (loss)...........................................   (116,839)   13,134     6,779

---------------

(1) Income (loss) from continuing operations includes special charges relating to: $100.3 million of in-process research and development; $6.2 million of goodwill impairment; and $17.2 million of restructuring and other charges.
(2) Reflects the Company's plan to sell all of its non-core businesses, which consist of the resale of Nortel and other original equipment manufacturers' wireline switching equipment, third party repair of telcom equipment and pay telephone refurbishment. The discontinued operations had total assets of $31.1 million and $35.0 million as of December 31, 1998 and 1997, respectively, and total liabilities of $7.8 million and $8.9 million as of December 31, 1998 and 1997, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 22, 1998, the Company engaged Ernst & Young LLP as the certifying accountants and dismissed PricewaterhouseCoopers LLP. The Company's Board of Directors approved this change in accountants. The Company had no disagreements with its accountants during the period covered by this Report and such accountants' report on the financial statements for each of the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The information with respect to the Company's directors outlined in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 15, 1999 (the "Proxy Statement"), is incorporated herein by reference.

EXECUTIVE OFFICERS

     The information with respect to the Company's executive officers is set forth in Item 4.5 of Part I of this Report.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership set forth under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Report

     (1) Financial Statements

     The index to the financial statements included in this Report within Item 8 (page 50) is incorporated herein by reference.

     (2) Financial Statement Schedules

  SCHEDULE                  PAGE
   NUMBER                  NUMBER
  --------                --------
  II                            94

     (3) Exhibits -- See Item 14 (c) below

     (b) Reports on Form 8-K

     On October 28, 1998, World Access, Inc. (the "Registrant") filed a Report on Form 8-K announcing the consummation of the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated as of February 24, 1998, as amended, by and between the Registrant, WA Telcom Products Co., Inc. ("Old World Access"), NACT Telecommunications, Inc. ("NACT"), WAXS Acquisition Corp. and NACT Acquisition Corp. on October 28, 1998.

     On November 12, 1998, the Registrant filed a Report on Form 8-K announcing the consummation of the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated as of February 24, 1998, as amended, by and between the Registrant, WA Telcom Products Co., Inc. ("Old World Access"), NACT Telecommunications, Inc. ("NACT"), WAXS Acquisition Corp. and NACT Acquisition Corp. on October 28, 1998.

     On December 1, 1998, the Registrant filed a Report on Form 8-K announcing the consummation of the business combination with Telco Systems, Inc. ("Telco").

     On December 16, 1998, the Registrant filed a Report on Form 8-K announcing the consummation of the acquisition of Cherry Communications Incorporated (d/b/a Resurgens Communications Group) on December 15, 1998.

     On December 28, 1998, the Registrant filed a Report on Form 8-K announcing the change in its certifying accountant as of December 22, 1998.

     On October 14, 1998, Old World Access filed a Report on Form 8-K announcing the agreement in principle with Telco to extend the deadline for completing the Telco merger.

     (c) The exhibits filed herewith and incorporated by reference herein are set forth on the Exhibit Index on page 92 hereof. Included in those exhibits are the following executive compensation plans and arrangements:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.1    --   1991 Stock Option Plan
  10.2    --   Amendment to 1991 Stock Option Plan
  10.3    --   Second Amendment to 1991 Stock Option Plan
  10.4    --   Third Amendment to 1991 Stock Option Plan
  10.5    --   Outside Directors' Warrant Plan
  10.6    --   Directors' Warrant Incentive Plan
  10.7    --   Fourth Amendment to 1991 Stock Option Plan
  10.8    --   Fifth Amendment to 1991 Stock Option Plan
  10.9    --   Amendment One to Outside Directors' Warrant Plan
 10.10    --   Amendment One to Directors' Warrant Incentive Plan
 10.11    --   Amendment Two to Outside Directors' Warrant Plan
 10.12    --   Amendment Two to Directors' Warrant Incentive Plan
 10.13    --   Sixth Amendment to 1991 Stock Option Plan
 10.14    --   Severance Protection Agreement -- Steven A. Odom

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.15    --   Severance Protection Agreement -- Hensley E. West
 10.16    --   Severance Protection Agreement -- Mark A. Gergel
 10.21    --   Amendment Three to Outside Directors' Warrant Plan
 10.22    --   Executive Employment Agreement between World Access, Inc.
               and Steven A. Odom
 10.23    --   Executive Employment Agreement between World Access, Inc.
               and Mark A. Gergel
 10.24    --   Letter Agreement with Hensley E. West
 10.25    --   1998 Incentive Equity Plan, as amended

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
  3.1     --   Certificate of Incorporation of the Registrant and
               Amendments to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Form S-4 filed
               October 6, 1998, Registration No. 333-65389, Amendment to
               Certificate of Incorporation incorporated by reference to
               Exhibit 3.2 of Old World Access' Form 8-K filed October 28,
               1998).
  3.2     --   Amendment to the Certificate of Incorporation.
  3.3     --   Bylaws of the Registrant (incorporated by reference to
               Exhibit 3.2 to Registrant's Form S-4 filed October 6, 1998,
               No. 333-65389).
  4.1     --   Indenture dated as of October 1, 1997 by and between World
               Access, Inc. and First Union Bank, as trustee (incorporated by reference to Exhibit 4.1 to Old World Access' Form 8-K, filed October 8, 1997).
  4.2     --   First Supplemental Indenture dated October 28, 1998 between
               World Access, Inc., WA Telcom Products Co., Inc. and First
               Union Bank, as Trustee (incorporated by reference to Exhibit
               4.1 to the Registrant's Form 8-K filed October 28, 1998).
 10.1     --   World Access, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Old World
               Access' Registration Statement on Form S-18, filed on July
               25, 1991, No. 33-41255-A).
 10.2     --   Amendment to World Access, Inc. 1991 Stock Option Plan
               (incorporated by reference to Exhibit 10.2 to Old World
               Access' Form 10-K for the year ended December 31, 1993,
               filed March 31, 1994).
 10.3     --   Second Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Old World Access' Form 10-K for the year ended December 31, 1993, filed March 31, 1994).
 10.4     --   Third Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.26 to Old World Access' Form S-2,
               Amendment No. 2, filed on February 14, 1995, No. 33-87026).
 10.5     --   World Access, Inc. Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.40 to Old World
               Access' Form 10-K for the year ended December 31, 1995,
               filed April 10, 1996).
 10.6     --   Directors' Warrant Incentive Plan (incorporated by reference to Exhibit 10.41 to Old World Access' Form 10-K for the year ended December 31, 1995, filed April 10, 1996).
 10.7     --   Fourth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.32 to Old World Access' Form 10-K
               for the year ended December 31, 1996, filed April 11, 1997).
 10.8     --   Fifth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.33 to Old World Access' Form 10-K
               for the year ended December 31, 1996, filed April 11, 1997).
 10.9     --   Amendment One to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.33 to Old World
               Access' Form 10-K for the year ended December 31, 1996,
               filed April 11, 1997).
 10.10    --   Amendment One to Directors' Warrant Incentive Plan
               (incorporated by reference to Exhibit 10.31 to Old World
               Access' Form 10-K for the year ended December 31, 1996,
               filed April 11, 1997).
 10.11    --   Amendment Two to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.21 to Old World
               Access' Form 10-K for the year ended December 31, 1997,
               filed April 15, 1998).
 10.12    --   Amendment Two to Directors' Warrant Incentive Plan
               (incorporated by reference to Exhibit 10.22 to Old World
               Access' Form 10-K for the year ended December 31, 1997,
               filed April 15, 1998).
 10.13    --   Sixth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.22 to Old World Access' Form 10-K
               for the year ended December 31, 1997, filed April 15, 1998).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
 10.14    --   Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Steven A. Odom (incorporated by reference to Exhibit 10.33 to Old World Access' Form 10-K for the year ended December 31, 1997, filed April 15, 1998).
 10.15    --   Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Hensley E. West (incorporated by reference to Exhibit 10.33 to Old World Access' Form 10-K for the year ended December 31, 1997, filed April 15, 1998).
 10.16    --   Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Mark A. Gergel (incorporated by reference to Exhibit 10.33 to Old World Access' Form 10-K for the year ended December 31, 1997, filed April 15, 1998).
 10.17    --   License Agreement dated July 1, 1996, by and between
               International Communication Technologies, Inc., World Access
               and Eagle Telephonics, Inc. (incorporated by reference to
               Exhibit 10.36 to Old World Access' Form 10-K for the year
               ended December 31, 1996, filed April 11, 1997).
 10.18    --   Agreement and Plan of Merger between and among World Access,
               Inc. and CIS Acquisition Corp. and Thomas R. Canham; Brian
               A. Schuchman; and Cellular Infrastructure Supply, Inc. (with exhibits thereto) (incorporated by reference to Exhibit Z to
               Old World Access' Form 8-K, filed April 10, 1997).
 10.19    --   Registration Rights Agreement dated October 1, 1997 by and between World Access, Inc., BT Alex Brown Incorporated and
               Prudential Securities Incorporated (incorporated by
               reference to Exhibit 10.2 to Old World Access' Form 8-K,
               filed October 8, 1997).
 10.20    --   Agreement and Plan of Merger by and among World Access,
               Inc., Cellular Infrastructure Supply, Inc., Advanced
               TechCom, Inc. and Ernest H. Lin dated as of December 24,
               1997 (incorporated by reference to Exhibit 2.1 to Old World
               Access' Form 8-K, filed February 13, 1998).
 10.21    --   Amendment Three to Outside Directors' Warrant Plan.
 10.22    --   Executive Employment Agreement between World Access, Inc.
               and Steven A. Odom dated as of December 14, 1998.
 10.23    --   Executive Employment Agreement between World Access, Inc.
               and Mark A. Gergel dated as of December 14, 1998.
 10.24    --   Letter Agreement with Hensley E. West, dated as of December
               14, 1998.
 10.25    --   World Access, Inc. 1998 Incentive Equity Plan, as amended.
 10.26    --   Assignment and Assumption Agreement dated October 29, 1998 between World Access, Inc. and WA Telcom Products Co., Inc.
               (incorporated by Exhibit 10.1 to the Registrant's Form 8-K filed October 28, 1998).
 10.27    --   Form of Indemnification Agreement with directors and
               officers (incorporated by reference to Appendix H to the
               Registrant's Joint Proxy Statement/Prospectus dated November
               10, 1998 relating to the Special Meeting of Stockholders
               held on November 30, 1998).
 10.28    --   Schedule of all officers and directors who have signed an
               Indemnification Agreement referred to in Exhibit 10.27.
 10.29    --   Credit Agreement dated as of December 30, 1998 between Telco
               Systems, Inc., World Access Holdings, Inc. and NationsBank,
               N.A. as Administrative Agent and Fleet National Bank as
               Syndication Agent and Bank Creditanstalt Corporate Finance,
               Inc.
 10.30    --   Guaranty dated as of December 30, 1998 between the
               Registrant, Telco, World Access Holdings, Inc., NationsBank,
               N.A. as Administrative Agent and the lenders party to the
               Credit Agreement (referred to in Exhibit 10.29).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
 10.31    --   Pledge Agreement dated as of December 31, 1998 by the
               Registrant. in favor of NationsBank, N.A. as Administrative
               Agent and the lenders party to the Credit Agreement
               (referred to in Exhibit 10.29).
 10.32    --   Security Agreement dated as of December 31, 1998 by the
               Registrant in favor of NationsBank, N.A. as Administrative
               Agent and the lenders party to the Credit Agreement
               (referred to in Exhibit 10.29).
 10.33    --   Disbursement Agreement dated as of December 14, 1998, by and the Registrant, Cherry Communications Incorporated (d/b/a
               Resurgens Communications Group) and William H. Cauthen, Esq.
 10.34    --   Agreement and Plan of Merger and Reorganization by and among
               World Access, Inc., WAXS INC., WA Merger Corp. and Cherry
               Communications Incorporated (d/b/a Resurgens Communications
               Group) dated as of May 12, 1998, as amended (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated November 12, 1998 relating to the Special Meeting of
               Stockholders held on December 14, 1998).
 10.35    --   Share Exchange Agreement by and among World Access, Inc.,
               WAXS INC., Cherry Communications U.K. Limited and
               Renaissance Partners II, dated as of May 12, 1998
               (incorporated by reference to Appendix B to the Registrant's
               Proxy Statement dated November 12, 1998 relating to the
               Special Meeting of Stockholders held on December 14, 1998).
 21.1     --   Subsidiaries of the Registrant.
 23.1     --   Consent of Ernst & Young LLP.
 23.2     --   Consent of PricewaterhouseCoopers LLP.
 27.1     --   Financial Data Schedule for 1998. (For SEC use only).
 27.2     --   Financial Data Schedule for 1997 and 1996 as restated for
               discontinued operations.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                     BALANCE AT   CHARGED TO   CHARGED TO                      BALANCE
                                     BEGINNING    COSTS AND      OTHER                         END OF
DESCRIPTION                          OF PERIOD     EXPENSES     ACCOUNTS      DEDUCTIONS       PERIOD
-----------                          ----------   ----------   ----------     ----------       -------
                                                              (IN THOUSANDS)
Year Ended December 31, 1998:
  Deducted from asset account
     Allowance for doubtful
       accounts....................    $  237      $ 7,732      $ 4,133(B)     $ (2,310)(A)    $ 9,792
     Reserves for inventories......     1,797       17,193       23,145(B)      (19,009)(C)     23,126
Year Ended December 31, 1997:
  Deducted from asset account
     Allowance for doubtful
       accounts....................       265          172           35(B)         (235)(A)        237
     Reserves for inventories......     1,509          773          295(B)         (780)(C)      1,797
Year Ended December 31, 1996:
  Deducted from asset account
     Allowance for doubtful
       accounts....................       207          168           30(B)         (140)(A)        265
     Reserves for inventories......     1,335          197           55(B)          (78)(C)      1,509

---------------
(A) Write-off of uncollectible amounts.
(B) Reserves from businesses acquired.
(C) Disposal of inventories.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed, on its behalf by the undersigned, thereunto duly authorized.

                                          WORLD ACCESS, INC.

                                          By:     /s/ JOHN D. PHILLIPS
                                            ------------------------------------
                                                      John D. Phillips
                                               President and Chief Executive
                                                           Officer

Dated as of April 8, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ STEVEN A. ODOM                    Chairman of the Board             April 8, 1999
-----------------------------------------------------
                   Steven A. Odom

                /s/ JOHN D. PHILLIPS                   Director, President and Chief     April 8, 1999
-----------------------------------------------------    Executive Officer (Principal
                  John D. Phillips                       Executive Officer)

                 /s/ MARK A. GERGEL                    Director, Executive Vice          April 8, 1999
-----------------------------------------------------    President and Chief Financial
                   Mark A. Gergel                        Officer (Principal Financial
                                                         Officer)

                /s/ MARTIN D. KIDDER                   Vice President and Controller     April 8, 1999
-----------------------------------------------------    (Principal Accounting
                  Martin D. Kidder                       Officer)

               /s/ STEPHEN J. CLEARMAN                 Director                          April 8, 1999
-----------------------------------------------------
                 Stephen J. Clearman

               /s/ JOHN P. IMLAY, JR.                  Director                          April 8, 1999
-----------------------------------------------------
                 John P. Imlay, Jr.

                 /s/ CARL E. SANDERS                   Director                          April 8, 1999
-----------------------------------------------------
                   Carl E. Sanders