Form 10-Q
period 1999-03-31
WORLD ACCESS INC /NEW/
filed 1999-05-20
CIK 1071645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

    (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the three months ended March 31, 1999.

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____________ to ____________.

                         Commission File Number 0-29782

                               WORLD ACCESS, INC.
             (Exact name of Registrant as specified in its Charter)

            Delaware                                    58-2398004
    (State of Incorporation)                (I.R.S. Employer Identification No.)

  945 E. Paces Ferry Road, Suite 2200,
           Atlanta, Georgia                               30326
(Address of principal executive offices)                (Zip Code)

                                 (404) 231-2025
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at May 20, 1999 was 44,802,809.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements


WORLD ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

                                    March 31      December 31
                                      1999            1998
                                   -----------    -----------
                                   (Unaudited)
ASSETS

Current Assets
  Cash and equivalents             $  41,112      $  55,176
  Accounts receivable                 74,687         70,485
  Inventories                         53,711         48,591
  Deferred income taxes               33,022         37,185
  Other current assets                20,452         21,381
                                   ---------      ---------
    Total Current Assets             222,984        232,818
Property and equipment                59,886         63,602
Goodwill and other intangibles       297,552        298,780
Other assets                          25,552         18,612
                                   ---------      ---------
    Total  Assets                  $ 605,974      $ 613,812
                                   =========      =========
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current Liabilities
  Short-term debt                  $  20,643      $  17,989
  Accounts payable                    42,714         36,418
  Other accrued liabilities           31,940         52,825
                                   ---------      ---------
    Total Current Liabilities         95,297        107,232
Long-term debt                       135,631        137,864
Noncurrent liabilities                 9,405          8,133
                                   ---------      ---------
    Total Liabilities                240,333        253,229
                                   ---------      ---------
Stockholders' Equity
  Preferred stock                      ---            ---
  Common stock                           448            441
  Capital in excess of par value     475,843        472,945
  Accumulated deficit               (110,650)      (112,803)
                                   ---------      ---------
    Total Stockholders' Equity       365,641        360,583
                                   ---------      ---------
    Total Liabilities and
      Stockholders' Equity         $ 605,974      $ 613,812
                                   =========      =========


                See notes to consolidated financial statements.

WORLD ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)


                                      Three Months Ended March 31
                                      ---------------------------
                                          1999           1998
                                      -----------     -----------
                                              (Unaudited)

Carrier service revenues              $  85,612       $     545
Equipment sales                          57,867          22,860
                                      ---------       ---------
  Total Sales                           143,479          23,405

Cost of carrier services                 75,658             454
Cost of services network                  5,569              38
Cost of equipment sold                   31,942          12,182
Amortization of acquired technology       1,200            ---
                                      ---------       ---------
  Total Cost of Sales                   114,369          12,674
                                      ---------       ---------
  Gross Profit                           29,110          10,731
Research and development                  4,354             732
Selling, general and administrative      13,907           2,785
Amortization of goodwill                  3,118             642
In-process research and development        ---           35,400
Restructuring and other charges            ---              590
                                      ---------       ---------
  Operating Income (Loss)                 7,731         (29,418)
Interest and other income                   423           1,271
Interest expense                         (2,628)         (1,443)
                                      ---------       ---------
  Income (Loss) From Continuing
    Operations Before Income Taxes
    and Minority Interests                5,526         (29,590)
Income taxes                              3,405           2,185
                                      ---------       ---------
  Income (Loss) From Continuing
   Operations Before
   Minority Interests                     2,121         (31,775)
Minority interests in earnings
  of subsidiary                            ---              684
                                      ---------       ---------

  Income (Loss) From
    Continuing Operations                 2,121         (32,459)
Net income (loss)from
    discontinued operations                  32          (1,742)
                                      ---------       ---------
  Net Income (Loss)                   $   2,153       $ (34,201)
                                      =========       =========

Income (Loss) Per Common Share:
  Basic:
    Continuing Operations             $    0.06       $   (1.68)
    Discontinued Operations                ---            (0.09)
                                      ---------       ---------
    Net Income (Loss)                 $    0.06       $   (1.77)
                                      =========       =========

  Diluted:
    Continuing Operations             $    0.06       $   (1.68)
    Discontinued Operations                ---            (0.09)
                                      ---------       ---------
    Net Income (Loss)                 $    0.06       $   (1.77)
                                      =========       =========

Weighted Average
Shares Outstanding:
  Basic                                  36,089          19,343
                                      =========       =========
  Diluted                                36,595          19,343
                                      =========       =========


                See notes to consolidated financial statements.

WORLD ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)



                                          Capital in
                               Common      Excess of    Accumulated
                               Stock       Par Value      Deficit        Total
                               --------   ----------    -----------   ----------
                                                 (Unaudited)

Balance at January 1, 1999     $    441   $  472,945    $  (112,803)  $  360,583

Net and comprehensive
 net income                                                   2,153        2,153

Issuance of shares
 for acquisition of business          4        1,450                       1,454

Release of escrowed
 shares for acquisition               1          999                       1,000

Issuance of shares
 for technology license               1          255                         256

Issuance of shares
 for options and warrants             1          104                         105

Tax benefit from option
 and warrant exercises                            13                          13

Issuance of shares
 to 401K plan                                     77                          77
                               --------   ----------    -----------   ----------
Balance at March 31, 1999      $    448   $  475,843    $  (110,650)  $  365,641
                               ========   ==========    ===========   ==========




                See notes to consolidated financial statements.

WORLD ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                             Three Months Ended March 31
                                                1999             1998
                                             ----------       ----------
                                                     (Unaudited)
Cash  Flows From Operating Activities:
Net income (loss)                            $    2,153       $  (34,201)
Adjustments to reconcile net income
 (loss) to net cash from
 (used by) operating activities:
   Depreciation and amortization                  7,537            1,545
   Income tax benefit from stock
    warrants and options                             13            2,662
   Special charges                                 ---            41,393
   Minority interests in
    earnings of subsidiary                         ---               684
   Provision for inventory reserves                 365               78
   Provision for bad debts                        1,022               (8)
   Stock contributed to
    employee benefit plan                            77               37
   Changes in operating assets and
    liabilities, net of effects
    from businesses acquired:
       Accounts receivable                       (6,022)          (9,993)
       Inventories                              (10,918)          (3,101)
       Accounts payable                           6,296            3,606
       Other assets and liabilities              (9,482)            (238)
                                             ----------       ----------
   Net Cash From (Used By)
    Operating Activities                         (8,959)           2,464
                                             ----------       ----------
Cash Flows From Investing Activities:
Acquisitions of businesses                       (2,486)         (57,407)
Capitalization of software development costs     (1,204)            (425)
Expenditures for property and equipment          (1,895)          (1,919)
                                             ----------       ----------
   Net Cash Used By  Investing Activities        (5,585)         (59,751)
                                             ----------       ----------

Cash Flows From  Financing Activities:
Short-term debt borrowings                        1,200            1,772
Principal payments under capital
 lease obligations                                 (779)            ---
Proceeds from exercise of
 stock warrants and options                         105            1,695
Long-term debt repayments                          ---              (967)
Debt issuance costs                                 (46)            ---
                                             ----------       ----------
   Net Cash From Financing Activities               480            2,500
                                             ----------       ----------
   Decrease in Cash and Equivalents             (14,064)         (54,787)
   Cash and Equivalents at
    Beginning of Period                          55,176          118,065
                                             ----------       ----------
   Cash and Equivalents at
    End of Period                            $   41,112       $   63,278
                                             ==========       ==========

Supplemental Schedule of Noncash
  Financing and Investing Activities:
Issuance of common stock
  for businesses acquired                    $    2,454       $   33,397
Issuance of stock options
  for businesses acquired                          ---             8,360
Conversion of note receivable
  to investment in ATI                             ---             4,485



                See notes to consolidated financial statements.

                       WORLD ACCESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of World Access, Inc. and its majority owned subsidiaries (the "Company") from their effective dates of acquisition. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included.

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

    The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 1999.


NOTE 2.  DISCONTINUED OPERATIONS

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

    The assets and liabilities of the discontinued operations included in the Consolidated Balance Sheet at March 31, 1999 consisted of the following (in thousands):


          Current Assets
             Accounts receivable........   $  7,456
             Inventories................     13,071
             Other current assets.......        630
                                           --------
                                           $ 21,157
                                           ========

          Noncurrent Assets
             Property and equipment.....   $  1,908
             Goodwill and other
               intangibles..............      5,281
             Other assets...............      1,075
                                           --------
                                           $  8,264
                                           ========

          Current Liabilities
             Accounts payable...........   $  2,769
             Other accrued liabilities..      3,308
                                           --------
                                           $  6,077
                                           ========


NOTE 3.  PRO FORMA RESULTS OF OPERATIONS

     During 1998, the Company acquired four businesses: Advanced TechCom, Inc. ("ATI") effective January 29, 1998; a majority interest in NACT Telecommunications, Inc. ("NACT") (the "NACT Acquisition") effective February 27, 1998 and the remaining minority interest in NACT (the `NACT Merger") effective October 28, 1998; Telco Systems, Inc. ("Telco" ) effective November 30, 1999; and Cherry Communications Incorporated, d/b/a Resurgens Communications Group ("RCG"), and Cherry Communications U.K. Limited ("Cherry U.K.", and together with RCG, "Resurgens") effective December 14, 1998, collectively refered to herein as (the "Acquisitions").

    On a pro forma, unaudited basis, as if the Acquisitions had occurred as of January 1, 1998, total revenues, operating loss from continuing operations, loss from continuing operations and net loss from continuing operations per diluted common share for the three months ended March 31, 1998 would have been approximately $55.2 million, $12.0 million, $15.4 million and $0.51, respectively.

    These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the Acquisitions been in effect on the date indicated. Purchased in-process research and development ("R&D") expensed in connection with the Acquisitions has been excluded from the pro forma results due to its nonrecurring nature.

NOTE 4:  PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Overview

    During the first quarter of 1998, $5.4 million and $44.6 million of purchased in-process R&D was expensed in connection with the acquisition of ATI and the NACT Acquisition, respectively. The $44.6 million of in-process R&D at NACT consisted of 67.3% of the value of NACT products in the development stage that were not considered to have reached technological feasibility as of the date of the NACT Acquisition. In connection with the NACT Merger, the Company revalued purchased in-process R&D to reflect the current status of in-process NACT technology and related business forecasts and to ensure compliance with the additional guidance provided by the Securities and Exchange Commission in its September 15, 1998 letter to the American Institute of Certified Public Accountants. The revalued amount approximated the $44.6 million expensed in connection with the NACT Acquisition, therefore no additional charge was recorded for purchased in-process R&D. However, the effect of the revaluation required the Company to reduce the first quarter charge related to the purchased in-process R&D by $14.6 million and record an additional charge of $14.6 million in the fourth quarter as of the date of the NACT Merger. Consequently, net loss and net loss per diluted common share for the quarter ended March 31, 1998 of $48.8 million and $2.52, respectively, as reported in the Company's Report on Form 10-Q for the three months ended March 31, 1998 is now reported as $34.2 million and $1.77, respectively, in this Form 10-Q Report.

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

    The value of the purchased in-process technology from NACT was determined by estimating the projected net cash flows related to in-process research and development projects, excluding costs to complete the development of the technology. These cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below for each respective acquisition. The resultant net present value amount was then reduced by a stage of completion factor. This factor more specifically captures the development risk of an in-process technology (i.e., market risk is still incorporated in the estimated rate of return).

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



NOTE 5. RESTRUCTURING AND OTHER CHARGES

Summary

    During 1998, the Company approved and began implementing two restructuring programs designed to reduce operating costs, outsource manufacturing requirements and focus Company resources on recently acquired business units containing proprietary technology or services.

    In the first quarter of 1998, the Company approved and began implementing a restructuring program to consolidate several operations and exit the contract manufacturing business. In connection with these activities, the Company recorded restructuring and other charges of approximately $6.6 million of which $1.1 million was charged to continuing operations and $5.5 million was charged to discontinued operations. This restructuring activity was substantially completed as of June 30, 1998.

    In the fourth quarter of 1998, in connection with the (i) NACT, Telco and Resurgens Mergers; (ii) election of several new outside directors to the Company's Board; and (iii) appointment of a new Chief Executive Officer, the Company approved and began implementing a major restructuring program to reorganize its operating structure, consolidate several facilities, outsource its manufacturing requirements, rationalize its product offerings and related development efforts, and pursue other potential synergies expected to be realized as a result of the integration of recently acquired businesses. In connection with these activities, the Company recorded restructuring and other charges of approximately $43.0 million of which $36.2 million was charged to continuing operations and $6.8 million was charged to discontinued operations. As of the date of this Report, the Company has substantially completed these restructuring activities.

    The following details the charges during the first quarter of 1999 to the reserve for the fourth quarter 1998 restructuring activities:


                                             Reserve                 Reserve
                                             Balance       1999      Balance
                                            At 12/31/98  Activity   At 3/31/99
                                            -----------  --------   ----------
                                                       (In thousands)

Reorganize Operating Structure
  Employee termination benefits..........     $   449     $    125     $  324
  Idle facility costs....................         258           62        196
  Other..................................         304          176        128
                                              -------     --------     ------
                                                1,011          363        648
Consolidation of ATI and Telco
  Employee termination benefits..........       1,175          369        806
  Idle facility costs....................         577          102        475
  Other..................................         300           --        300
                                              -------     --------     ------
                                                2,052          471      1,581
Outsource Manufacturing
  Employee termination benefits..........         310           98        212
  Idle facility costs....................         365          239        126
  Other..................................         332          332         --
                                              -------     --------   --------
                                                1,007          669        338
Product Line Rationalization.............         568          228        340
                                              -------     --------     ------
          Total..........................     $ 4,638     $  1,731     $2,907
                                              =======     ========     ======

    Costs associated with the reorganized operating structure consist primarily of termination benefits payable to the Company's former President, which will be paid throughout 1999, and remaining lease obligations on the Company's Equipment Group headquarters facility in Alpharetta, Georgia. In February 1999, Equipment Group personnel relocated to the Company's headquarters in Atlanta and the facility was closed.

    Restructuring costs also included amounts associated with the consolidation of the Company's ATI operations in Wilmington, Massachusetts into Telco's facility in Norwood, Massachusetts. Manufacturing of ATI's wireless radios has been out-sourced to a contact manufacturer and all other aspects of ATI's operations are being integrated into Telco's existing operating infrastructure. Severance and other termination benefits of approximately $1.2 million are to be paid to approximately 60 ATI employees as the consolidation program is completed during the first half of 1999. A provision of $577,000 was recorded for the costs associated with the idle portion of the Wilmington facility, which is leased through November 2000.

     An integral part of the restructuring program was the Company's decision to outsource all its electrical manufacturing requirements and sell its Alpharetta, Georgia manufacturing facility to an established contract manufacturer. Severance and other termination benefits of $426,000 were provided for in December 1998 to approximately 25 personnel. The Company completed the sale of its manufacturing operations in March 1999. The actual loss incurred in connection with the sale did not differ materially from the amounts recorded in the restructuring charges. As part of this sale agreement, the Company committed to purchase a minimum of $15.0 million of products and services from the contract manufacturer in each of three consecutive 12 month periods beginning April 1, 1999.

    Costs related to product line rationalization related to the phase out of the Company's Compact Digital Exchange ("CDX") switch. In January 1999, the Company elected to reallocate development resources targeted for the CDX switch as a stand-alone product to the integration of the central office functionally of the CDX switch and the long-distance functionality of NACT's switch into a common, next generation technology platform. Costs incurred in the first quarter of 1999 related primarily to engineering efforts incurred related to 1998 and prior CDX contracts.

NOTE 6.  INVENTORIES

    Inventories consisted of the following:

                                                  March 31,    December 31,
                                                    1999           1998
                                                  --------       --------
      Transport and access products..........     $  9,445       $  8,723
      Switching products.....................        1,339            986
      Cellular equipment.....................       16,178          9,421
      Work in progress.......................        5,266          4,953
      Raw materials..........................        8,414         12,425
                                                  --------       --------
              Continuing operations                 40,642         36,508
      Discontinued operations                       13,069         12,083
                                                  --------       --------
              Total inventories                   $ 53,711       $ 48,591
                                                  ========       ========

    During  the  first  quarter  of  1999,  in  connection  with the sale of the
Company's Alpharetta, Georgia manufacturing facility and the outsourcing of manufacturing for ATI's wireless radios, the Company sold approximately $3.3 million and $2.1 million of inventories, respectively.

NOTE 7:  REPORTABLE SEGMENT DATA

    The Company has two reportable segments: telecommunications carrier services ("World Access Telecommunications Group") and telecommunications equipment ("World Access Equipment Group"). The World Access Telecommunications Group provides wholesale international long distance service through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. The World Access Equipment Group develops, manufactures and markets digital switches, billing and network telemanagement systems, cellular base stations, fixed wireless local loop systems, intelligent multiplexers, digital microwave radio systems and other telecommunications network products.

    The World Access Telecommunications Group consists of the Resurgens business which was acquired in December 1998 and a portion of the NACT business which was acquired in February and October 1998.

    The Company evaluates performance and allocates resources based on operating income or loss before interest and other income, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus a markup that equals current market prices. There were no intersegment sales during the three months ended March 31, 1999 and the year ended December 31, 1998.

    The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately due to the unique nature of each segment (i.e., selling telecommunications equipment versus providing international long distance services). The following tables present revenues and other financial information by business segment:


                                                              For the Three Months Ended March 31,

                                            Equipment     Telecom              Continuing    Discontinued
                                              Group        Group       Other   Operations     Operations       Total
                                            ---------    --------     -------  ----------    ------------    ---------
                                                                         (In thousands)
      Revenues from external customers
             1999                          $ 57,867      $ 85,612     $  --    $ 143,479       $  8,208      $ 151,687
             1998                            22,860           545        --       23,405         12,326         35,731
      In-process research and development
             1999                              --            --          --         --             --             --
             1998                            35,400          --          --       35,400           --           35,400
      Restructuring and other charges
             1999                              --            --          --         --             --             --
             1998                             1,055          --          --        1,055          5,545          6,600
      Segment income or loss
             1999                             6,453           (56)     (4,276)     2,121             32          2,153
             1998                           (24,864)           54      (7,649)   (32,459)        (1,742)       (34,201)

                                            Equipment     Telecom              Continuing    Discontinued
                                              Group        Group       Other   Operations     Operations       Total
                                            ---------    --------     -------  ----------    ------------    ---------
                                                                         (In thousands)
      Segment assets
             As of March 31, 1999           387,648       160,473      28,432    576,553         29,421        605,974
             As of December 31, 1998        380,721       161,137      40,823    582,681         31,131        613,812


NOTE 8:  LITIGATION

    Following the Company's announcement in January 1999 regarding earnings expectations for the quarter and year ended December 31, 1998 and the subsequent decline in the price of the Company's common stock, 22 putative class action complaints were filed against the Company. The Company and certain of its then current officers and directors were named as defendants. A second decline in the Company's stock price occurred shortly after actual earnings were announced in February 1999, and a few of these cases were amended, and additional similar complaints were filed. The 22 cases were consolidated pursuant to a court order entered on April 28, 1999. The Company expects that an amended consolidated complaint will be filed in May 1999. The court has deferred ruling on a pending motion regarding the appointment of lead plaintiffs and lead counsel.

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

    In addition to the proceedings described above, on March 18, 1999, plaintiffs Craig Illausky, John Ufkes and Steven R. Mason filed an additional putative class action complaint in the United States District Court for the Northern District of Georgia. The Company and certain of its officers, directors and former directors were named as defendants. The complaint is similar to the complaints filed in the proceedings described above, alleging violations of federal securities laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures. The Company expects to file a motion requesting that this action be consolidated with the other pending cases.


NOTE 9:  INCOME TAXES

    The Company's provision for income taxes attributable to continuing operations for the three months ended March 31, 1999 was $3.5 million or approximately 61.6% of income from continuing operations before income taxes. The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates due to non-deductible expenses, primarily goodwill amortization.


NOTE 10:  SUBSEQUENT EVENTS

    In April 1999, the Company issued 50,000 shares of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A (the "Preferred Stock") to The 1818 Fund III, L.P. ("The 1818 Fund III") for an aggregate amount of $50.0 million. The General Partner of the 1818 Fund III is Brown Brothers Harriman & Co. ("BBH"), America's largest private bank and the oldest owner-managed business partnership in the country.

    Each share of Preferred Stock is convertible at the option of the holder into the Company's common stock in accordance with a conversion formula equal to the liquidation preference per share divided by a conversion price of $11.50 per share, subject to adjustment. If the closing trading price of the Company's common stock as quoted by The Nasdaq Stock Market exceeds $30 per share for 45 consecutive trading days, the Preferred Stock will be automatically converted into the Company's common stock. The Preferred Stock may be voted with the Company's common stock on an as converted basis. The holders of Preferred Stock also have the right to designate one member to the Board of Directors. The holders of Preferred Stock have certain supermajority voting rights upon certain circumstances, such as the authorization of a class of securities having senior or parity rights with the Preferred Stock, a reorganization or liquidation of the Company, or a consolidation or merger of the Company into a third party. As part of the above sale, The 1818 Fund III also received an option to purchase an additional $20 million in Preferred Stock from the Company prior to June 30, 2000 at the original purchase price per share.

    Upon the closing of the transaction, Lawrence C. Tucker, a partner at BBH and co-manager of The 1818 Fund III, became a member of the Company's Board of Directors.

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

                            BALANCE SHEET INFORMATION

                                 (In thousands)

                                                       March 31,   December 31,
                                                         1999         1998
                                                       --------    ------------

      Current assets...............................   $ 158,315     $ 162,554
      Non-current assets...........................     311,134       300,139
      Total assets.................................     469,449       462,693
      Current liabilities..........................      61,984        70,976
      Non-current liabilities......................     137,969       138,529
      Stockholders equity..........................     269,496       253,188
      Total liabilities and stockholders equity....     469,449       462,693

                         OPERATING STATEMENT INFORMATION

                                 (In thousands)

      Three Months Ended March 31, 1999(1)

      Total sales....................................   $ 121,077
      Gross profit...................................      18,132
      Income (loss) from continuing operations.......       2,691
      Income (loss) from discontinued operations(2)..          32
      Net income ....................................       2,723


----------
 (1) No operating statement information is presented for the three months ended March 31, 1998 as the holding company reorganization was not completed until October 28, 1998.

 (2) Reflects the Company's plan to sell all of its non-core businesses, which consist of the resale of Nortel and other original equipment manufacturers' wireline switching equipment, third party repair of telcom equipment and pay telephone refurbishment. The discontinued operations had total assets of $29.4 million and $31.1 million as of March 31, 1999 and December 31, 1998, respectively, and total liabilities of $6.1 million and $7.8 million as of March 31, 1999 and December 31, 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

    This Form 10-Q Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized.

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

Overview

    The Company provides international long distance voice and data services and proprietary network equipment to the global telecommunications markets. The World Access Telecommunications Group, (the "Telecommunications Group"), provides wholesale international long distance service through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. The World Access Equipment Group, (the "Equipment Group"), develops, manufactures and markets digital switches, billing and network telemanagement systems, cellular base stations, fixed wireless local loop systems, intelligent multiplexers, digital microwave radio systems and other telecommunications network products. To support and complement its product sales, the Company also provides its customers with a broad range of network design, engineering, testing, installation and other value-added services.

    During 1998, the Company continued to execute its Total Network Solutions strategy of broadening its offering of proprietary equipment and services by acquiring four businesses. In the first quarter of 1998, the Company acquired Advanced TechCom, Inc. ("ATI"), a designer and manufacturer of digital microwave and millimeterwave radio systems for voice, data and/or video applications and a majority stake in NACT Telecommunications, Inc. ("NACT"), a single-source provider of advanced telecommunications switching platforms with integrated telephony software applications and network telemanagement capabilities. In October 1998, the Company acquired the remaining minority interest in NACT. In November 1998, the Company acquired Telco Systems, Inc. ("Telco"), a designer and manufacturer of broadband transmission, network access and bandwidth optimization products.

    During 1998, Telco built a core product portfolio that incorporates new technologies and strategically positions it for the impending evolution of telecommunications markets. Telco made two strategic acquisitions in 1998 that expanded its product offerings from circuit switched into packet switched, frame relay and ATM markets.

    In December 1998, the Company acquired Cherry Communications Incorporated, d/b/a Resurgens Communications Group ("RCG"), and Cherry Communications U.K. Limited ("Cherry U.K.", and together with RCG, "Resurgens"). Resurgens, a provider of wholesale international long distance services. Resurgens now conducts its business as the World Access Telecommunications Group. As a result of the Resurgens acquisition, MCI WorldCom, Inc. ("MCI Worldcom"), a major customer and vendor of Resurgens, now owns approximately 14% of the outstanding common stock of the Company.

    Through its completed acquisitions in 1998, the Company believes it is now positioned to offer its customers complete telecommunications network solutions, including access to international long distance, proprietary equipment, and network planning and engineering services. The Company's management believes that numerous synergies exist as a result of these acquisitions, including cross-selling opportunities, technology development and cost savings.

    In December 1998, John D. ("Jack") Phillips was appointed the Company's new President and Chief Executive Officer. Mr. Phillips was formerly the President and Chief Executive Officer of Resurgens. Also in December 1998, two new outside directors joined the Company's Board.

    In connection with the recently completed acquisitions, the appointment of a new Chief Executive Officer and the election of new directors, the Company approved and began implementing a major restructuring program to reorganize its operating structure, consolidate several facilities, outsource its manufacturing requirements, rationalize its product offerings and related development efforts, and pursue other potential synergies expected to be realized as a result of the integration of recently acquired businesses. As of the date of this Report, the restructuring activities are substantially complete.

    In December 1998, the Company formalized its plan to offer for sale all of its non-core businesses, which consist of the resale of Nortel and other original equipment manufacturers' wireline switching equipment, third party repair of telecom equipment and pay telephone refurbishment. These businesses have been accounted for as discontinued operations and, accordingly, their results of operations have been excluded from continuing operations in the Consolidated Statements of Operations.

    In April 1999, the Company raised approximately $47.7 million in equity, net of expenses, through the sale of 50,000 newly issued shares of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock to The 1818 Fund III, L.P. The 1818 Fund III is one of a family of private equity partnerships (the "Funds") organized to acquire substantial, non-controlling, long-term ownership positions in growing, strongly positioned companies. The Funds have provided active early support and capital to a number of highly successful telecommunications and media companies, including MCI WorldCom and Frontier Vision. The General Partner of the Funds is Brown Brothers Harriman & Co. ("BBH"), America's largest private bank and the oldest owner-managed business partnership in the country. Upon the closing of the transaction, Lawrence C. Tucker, a partner at BBH and co-manager of The 1818 Fund III, became a member of the Company's Board of Directors. Mr. Tucker has been a partner of BBH since 1979 and currently serves as a director of MCI WorldCom, National HealthCare Corporation, Riverwood International Corporation and the MCI WorldCom Venture Fund.

    During the past few years, the Company has significantly strengthened its balance sheet through improved operating results, the recently completed sale of $50.0 million of preferred stock, a $115.0 million sale of convertible subordinated notes, a $26.2 million secondary public equity offering and a $75.0 million credit facility. The Company has used this capital for acquisitions and to support the working capital requirements associated with the Company's growth.

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

Results of Continuing Operations

    The following table sets forth certain financial data expressed as a percentage of total sales from continuing operations:
                                                  Three Months Ended March 31
                                                       1999         1998
                                                     --------      --------
Carrier service revenues..........................     59.7%          2.3%
Equipment sales...................................     40.3          97.7
                                                     --------      --------
   Total sales....................................    100.0         100.0
Cost of carrier services..........................     52.7           1.9
Cost of services network..........................      3.9            .2
Cost of equipment sold............................     22.3          52.1
Amortization of acquired technology...............       .8           --
                                                     --------      --------
   Total cost of sales............................     79.7          54.2
                                                     --------      --------
   Gross profit...................................     20.3          45.8
Research and development..........................      3.0           3.1
Selling, general and administrative...............      9.7          11.9
Amortization of goodwill..........................      2.2           2.7
In-process research and development...............      --          151.3
Restructuring and other charges...................      --            2.5
                                                     --------      --------
   Operating income (loss)........................      5.4        (125.7)
Interest and other income.........................       .3           5.5
Interest expense..................................     (1.8)         (6.2)
                                                     --------      --------
   Income (loss) from continuing operations
   before income taxes and minority interests.....      3.9        (126.4)
Income taxes......................................      2.4           9.4
                                                     --------      --------
   Income (loss) from continuing operations
   before minority interests......................      1.5        (135.8)

Minority interests in earnings of subsidiary......      --            2.9
                                                     --------      --------
   Income (loss) from continuing operations.......      1.5%       (138.7)%
                                                     ========      ========

Three Months Ended March 31, 1999 Continuing Operations Compared to Three Months Ended March 31, 1998 Continuing Operations

    Sales. Total sales increased $120.1 million, or 513.0%, to $143.5 million in the first quarter of 1999 from $23.4 million in the first quarter of 1998.

    Carrier service revenues were $85.6 million in the first quarter of 1999 as compared to $545,000, in the first quarter of 1998 which consisted of facilities management services at NACT. This increase is due to revenues from Resurgens which was acquired on December 15, 1998 and represented an increase of approximately $9.3 million, or 12.2%, over revenues realized by Resurgens in its fourth quarter of 1998.

    Equipment sales increased $35.0 million, or 153.1% to $57.9 million in the first quarter of 1999 from $22.9 million in the first quarter of 1998. The increase in equipment sales related to an increase in sales of cellular equipment sold by CIS, and the Company's newly acquired businesses, including transmission and access products sold by Telco, which was acquired effective November 30, 1998, switching products sold by NACT, which was acquired effective February 28, 1998, and digital radio systems sold by ATI, which was acquired effective January 29, 1998.

    Gross Profit. Gross profit increased $18.4 million, or 171.3%, to $29.1 million in the first quarter of 1999 from $10.7 million in the first quarter of 1998. Gross profit margin decreased to 20.3% in the first quarter of 1999 as compared to 45.8% in the first quarter of 1998.

    Carrier service gross profit increased to $4.4 million in the first quarter of 1999 from $53,000 in the first quarter of 1998. Gross profit margin was 5.1% in the first quarter of 1999 as compared to 9.7% in the first quarter of 1998, which consisted of facilities management services at NACT. Variable gross margins on these revenues, which excludes the fixed costs associated with the services network, increased to 11.6% in the first quarter of 1999 from the 11.0% that Resurgens realized in its fourth quarter of 1998. The increase in variable margins is due to increased economies of scale associated with the internal services network and an increase in the number of direct and transit agreements.

    Equipment Group gross profit increased $14.0 million, or 131.6%, to $24.7 million in the first quarter of 1999 from $10.7 million in the first quarter of 1998. Gross profit margin decreased to 42.7% in the first quarter of 1999 from 46.7% in the first quarter of 1998. The decreased margin performance of the Equipment Group relates to the $1.2 million of amortization of acquired technology costs in the first quarter 1999 relating to the technology acquired in the Telco and NACT acquisitions, digital radio systems sold by ATI, which included sales of the new WavePLEX radio system which carries a lower profit margin than the Equipment Group's other proprietary products, and lower margins on sales of cellular equipment sold by CIS over the first quarter of 1998, resulting from large contract price negotiations which enabled CIS to obtain significant sales growth of 84.2% over the first quarter of 1998.

    Research and Development. Research and development expenses which relate exclusively to the Equipment Group increased $3.6 million, or 494.8%, to $4.4 million in the first quarter of 1999 from $732,000 in the first quarter of 1998. The increase in expenses was attributable to the acquisitions of Telco, NACT and ATI. Research and development expenses increased to 7.5% of total equipment sales in the first quarter of 1999 from 3.2% of total equipment sales in the first quarter of 1998.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.1 million, or 399.4%, to $13.9 million in the first quarter of 1999 from $2.8 million in the first quarter of 1998. The increase primarily related to expenses associated with the operations of NACT, which was acquired in late February 1998 and expenses related to the operations of Resurgens and Telco, which were acquired in the fourth quarter of 1998. As a percentage of total sales, selling, general and administrative expenses decreased to 9.7% in the first quarter of 1999 from 11.9% in the first quarter of 1998.

    Amortization of Goodwill. Amortization of goodwill increased $2.5 million to $3.1 million in the first quarter of 1999 from $642,000 in the first quarter of 1998, primarily as a result of the goodwill generated in connection with the Resurgens, Telco and NACT acquisitions.

    Operating Income (Loss). Operating income increased $37.1 million to $7.7 million in the first quarter of 1999 as compared to a loss of $29.4 million in the first quarter of 1998 due to the significant special charges recorded during the first quarter of 1998 related to acquisitions and restructuring programs. Operating income was 5.4% in the first quarter of 1999 as compared to (125.7%) in the first quarter of 1998. Operating income increased $694,000, or 9.9%, in the first quarter of 1999 from $7.0 million before special charges in the first quarter of 1998. Operating income margin, decreased to 5.4% in the first quarter of 1999 from 30.1% before special charges in the first quarter of 1998. The reduction in operating income margin is due to the margins of the newly formed Telecommunications Group which are substantially less than those of the Equipment Group and the increased charges to operations for amortization of goodwill and acquired technology.

    Earning Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA increased $9.1 million, or 158.5 %, to $14.9 million in the first quarter of 1999 from $5.8 million in the first quarter of 1998.

    Interest and Other Income. Interest and other income decreased $848,000, or 66.7%, to $423,000 in the first quarter of 1999 from $1.3 million in the first quarter of 1998 due to the reduction in invested cash balances of the Company.

    Interest Expense. Interest expense increased $1.2 million to $2.6 million in the first quarter of 1999 from $1.4 million in the first quarter of 1998. The increase is primarily related to the interest costs attributable to capital lease obligations at Resurgens and amortization of debt issue costs related to the $75.0 million line of credit received in December 1998.

Purchased In-Process Research and Development

    Overview. During the first quarter of 1998, $5.4 million and $44.6 million of purchased in-process R&D was expensed in connection with the acquisition of ATI and the NACT Acquisition, respectively. The $44.6 million of in-process R&D at NACT consisted of 67.3% of the value of NACT products in the development stage that were not considered to have reached technological feasibility as of the date of the NACT Acquisition. In connection with the NACT Merger, the Company revalued purchased in-process R&D to reflect the current status of in-process NACT technology and related business forecasts and to ensure compliance with the additional guidance provided by the Securities and Exchange Commission in its September 15, 1998 letter to the American Institute of Certified Public Accountants. The revalued amount approximated the $44.6 million expensed in connection with the NACT Acquisition, therefore no additional charge was recorded for purchased in-process R&D. However, the effect of the revaluation required the Company to reduce the first quarter charge related to the purchased in-process R&D by $14.6 million and record an additional charge of $14.6 million in the fourth quarter as of the date of the NACT Merger. Consequently, net loss for the quarter ended March 31, 1998 of $48.8 million as reported in the Company's Report on Form 10-Q for the three months ended March 31, 1998 is now reported as $34.2 million in this Form 10-Q Report.

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

    The value of the purchased in-process technology from NACT was determined by estimating the projected net cash flows related to in-process research and development projects, excluding costs to complete the development of the technology. These cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below for each respective acquisition. The resultant net present value amount was then reduced by a stage of completion factor. This factor more specifically captures the development risk of an in-process technology (i.e., market risk is still incorporated in the estimated rate of return).

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

    See Note 4 to the Consolidated Financial Statements for further discussion of the valuation of the in-process R&D.

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

    In the first quarter of 1998, the Company approved and began implementing a restructuring program to consolidate several operations and exit the contract manufacturing business. In connection with these activities the Company recorded restructuring and other charges of approximately $6.6 million of which $1.1 million was charged to continuing operations and $5.5 million was charged to discontinued operations. This restructuring activity was substantially completed as of June 30, 1998.

    In the fourth quarter of 1998, in connection with the (i) mergers with NACT, Telco and Resurgens completed in the fourth quarter of 1998; (ii) election of several new outside directors to the Company's Board; and (iii) appointment of a new Chief Executive Officer, the Company approved and began implementing a major restructuring program to reorganize its operative structure, consolidate several facilities, outsource its manufacturing requirements, rationalize its product offerings and related development efforts, and pursue other potential synergies expected to be realized as a result of the integration of recently acquired businesses. In connection with these activities, the Company recorded restructuring and other charges of approximately $43.0 million of which $36.2 million was charged to continuing operations and $6.8 million was charged to discontinued operations. As of the date of this Report, the Company has substantially completed these restructuring activities.

    The following details the activity charged to the accrual for the fourth quarter 1998 restructuring activities during the first quarter of 1999:

                                          Reserve                     Reserve
                                          Balance         1999        Balance
                                         At 12/31/98    Activity     At 3/31/99
                                         -----------    --------     ----------
                                                     (In thousands)

Reorganize Operating Structure
  Employee termination benefits.......     $   449      $    125      $   324
  Idle facility costs.................         258            62          196
  Other...............................         304           176          128
                                           -------      --------       ------
                                             1,011           363          648
Consolidation of ATI and Telco
  Employee termination benefits.......       1,175           369          806
  Idle facility costs.................         577           102          475
  Other...............................         300            --          300
                                           -------      --------       ------
                                             2,052           471        1,581
Outsource Manufacturing
  Employee termination benefits.......         310            98          212
  Idle facility costs.................         365           239          126
  Other...............................         332           332           --
                                           -------      --------       ------
                                             1,007           669          338
Product Line Rationalization..........         568           228          340
                                           -------      --------       ------
          Total.......................     $ 4,638      $  1,731       $2,907
                                           =======      ========       ======

    Costs associated with the reorganized operating structure consist primarily of termination benefits payable to the Company's former President, which will be paid throughout 1999, and remaining lease obligations on the Company's Equipment Group headquarters facility in Alpharetta, Georgia. In February 1999, Equipment Group personnel relocated to the Company's headquarters in Atlanta and the facility was closed.

    Restructuring costs were recorded associated with the consolidation of the Company's ATI operations in Wilmington, Massachusetts into Telco's facility in Norwood, Massachusetts. Manufacturing of ATI's wireless radios is being out-sourced to a contact manufacturer and all other aspects of ATI's operations are being integrated into Telco's existing operating infrastructure. Severance and other termination benefits of approximately $1.2 million are being paid to approximately 60 ATI employees who lost their jobs. Severance and other termination benefits were determined consistent with the Company's severance policy. An accrual associated with the idle portion of the Wilmington facility, which is leased through November 2000, is being charged each period for the idle facility lease cost.

    An integral part of the restructuring program was the Company's decision to outsource all its electrical manufacturing requirements and sell its Alpharetta, Georgia manufacturing facility to an established contract manufacturer. Severance and other termination benefits of $426,000 were provided for in December 1998 to approximately 25 personnel. The Company completed the sale of its manufacturing operations in March 1999. The actual loss incurred in connection with the sale did not differ materially from the amounts recorded in the restructuring charges. As part of this sale agreement, the Company committed to purchase a minimum of $15.0 million of products and services from the contract manufacturer in each of three consecutive 12 month periods beginning April 1, 1999.

    Costs related to product line rationalization related to the phase out of the Company's Compact Digital Exchange ("CDX") switch. In January 1999, the Company elected to reallocate development resources targeted for the CDX switch as a stand-alone product to the integration of the central office functionally of the CDX switch and the long-distance functionality of NACT's switch into a common, next generation technology platform. Costs incurred in the first quarter of 1999 relating mainly to engineering efforts incurred related to 1998 and prior CDX contracts were charged to the restructuring accrual.

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

    In connection with the completion of the acquisitions above, the Company decided that certain of the Company's non-proprietary businesses were non-strategic. In December 1998, the Company formalized its plan to offer for sale all of its non-core businesses, which consist of the resale of Nortel and other original equipment manufacturers' wireline switching equipment, third party repair of telecom equipment and pay telephone refurbishment. On January 5, 1999, the Company formally announced its intention to sell these businesses. Management expects that the sales will be completed in 1999. These businesses have been accounted for as discontinued operations and, accordingly, the results of operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented.

    Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,1998. Sales decreased $4.1 million, or 32.0%, to $8.2 million in the first quarter of 1999 from $12.3 million in the first quarter of 1998. This decrease was primarily due to a weakness in the resale of Nortel and other original equipment manufacturers' wireline switching equipment at the Company's AIT business and a decline in pay telephone refurbishment. Gross profit margin before special charges declined to 4.3% in the first quarter of 1999 from 27.8% in the first quarter of 1998. The Company's resale of Nortel equipment business achieved a substantially lower gross margin in the first quarter of 1999 as compared to the gross margin in the first quarter of 1998 because of pricing pressures in its market and reduced sales levels. The Company also experienced margin declines in the telephone refurbishment business in 1999 primarily resulting from the reduced economies of scale related to the decline in its refurbishment revenues.

    During the first quarter of 1998, the Company recorded special charges of approximately $5.5 million relating to the non-core businesses (see "-- Restructuring and Other Charges").

Liquidity and Capital Resources

    Overview. Cash management is a key element of the Company's operating philosophy and strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased product development, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. As of March 31, 1999, the Company had $41.1 million of cash and equivalents and $61.7 million in borrowings available under its credit line to support its current working capital requirements and strategic growth initiatives.

    Operating Activities. Cash used by operating activities was $9.0 million in the first quarter of 1999 as compared to cash provided from operations of $2.5 million in the first quarter of 1998. The increased use of cash in the first quarter of 1999 resulted from the Company's need to finance increased accounts receivable and inventories to support its growth.

    Accounts receivable increased $4.2 million, or 6.0%, to $74.7 million at March 31, 1999 from $70.5 million at December 31, 1998. This was mainly due to increased sales activity at the Company (first quarter 1999 total sales were $151.7 million as compared to fourth quarter 1998 total sales of $73.6 million). Average days sales outstanding at March 31, 1999 were approximately 45 days as compared to 88 days at December 31, 1998. The Company's average days outstanding has declined primarily as a result of the Resurgens acquisition, as Resurgens' customers generally pay for services in 30 days or less. MCI WorldCom, the Telecommunications Group's largest customer, prepays the services it purchases twice a month. Equipment Group sales typically have terms of 30-60 days, except for sales to international customers, which generally have payment terms in excess of 90 days. The Company also has begun to enter into long-term notes receivable with selected customers. To maximize cash flow, the Company sells the notes where possible on either a non-recourse or recourse basis to a third party financing institution. As of March 31, 1999, the Company has a contingent liability of approximately $17.4 million related to notes sold with recourse. The Company believes it has recorded sufficient reserves to recognize the current risk associated with these recourse sales.

    Inventories increased $5.1 million, or 10.5%, to $53.7 million at March 31, 1999 from $48.6 million at December 31, 1998. This increase was primarily due to the increase in CIS inventories as a result of the timing of a large equipment purchase in the first quarter. The increase was partially offset by the first quarter sale of $5.4 million of inventories related to the sale of the Company's Alpharetta, Georgia manufacturing facility and the outsourcing of ATI's wireless radios.

    Investing Activities. Cash used by investing activities was $5.6 million and $59.8 million for the first quarter 1999 and 1998, respectively.

    In connection with the acquisition of CIS, the Company paid $3.5 million and issued 440,874 shares of common stock up front to the CIS stockholders. In addition, the stockholders of CIS were issued 845,010 restricted shares of common stock. These shares were immediately placed into escrow and, together with $6.5 million in additional purchase price, will be released and paid to the stockholders of CIS contingent upon the realization of certain predefined levels of pre-tax income from CIS's operations during three one-year periods beginning January 1, 1997.

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

    During each of the first quarters of 1999 and 1998, the Company invested $1.9 million in capital expenditures. These expenditures in 1999 were primarily for computer network and related communications equipment designed to facilitate the integration of the recent acquisitions and facility improvements required in connection with the Company's growth.

    The Company began capitalizing software development costs in the fourth quarter of 1997 in connection with its increased focus on developing proprietary technology and products. Software development costs are capitalized upon the establishment of technological feasibility of the product. During the first quarter of 1999 and 1998, the Company capitalized approximately $1.2 million and $425,000 of software development costs, respectively. The increase is primarily related to the increased development activities associated with the Company's wireless local loop product and development activities at Telco and ATI.

    Financing Activities. Cash provided from financing activities was $480,000 and $2.5 million for the first quarter of 1999 and 1998, respectively.

    In December 1998, the Company entered into a $75.0 million revolving line of credit facility (the "Facility"), with a banking syndicate group led by Bank of America, Fleet National Bank and Bank Austria Creditanstalt. The new facility consists of a 364-day revolving line of credit which may be extended under certain conditions and provides the Company the option to convert existing borrowings to a three year term loan. Borrowings under the line are secured by a first lien on substantially all the assets of the Company. The Facility, which expires in December 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/4%, at the option of the Company. As of March 31, 1999, borrowings of $5.9 million were outstanding under the Facility.

    The Facility restricts distributions from the Company's consolidated subsidiaries. Accordingly, the assets and cash flows of such subsidiaries, including WA Telcom, the primary obligor on the Notes, may not be used to pay any dividends to World Access, Inc.

    In April 1999, the Company raised approximately $47.7 million in equity, net of expenses, through the sale of 50,000 newly issued shares of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A to The 1818 Fund III, L.P. The 1818 Fund III is one of a family of private equity partnerships (the "Funds") organized to acquire substantial, non-controlling, long-term ownership positions in growing, strongly positioned companies. The Funds have provided active early support and capital to a number of highly successful telecommunications and media companies, including MCI WorldCom and Frontier Vision. The General Partner of the Funds is Brown Brothers Harriman & Co., America's largest private bank and the oldest owner-managed business partnership in the country.

    Income Taxes. As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees, the Company realized federal income tax benefits during 1998 and 1997 of approximately $19.5 million. Although these tax benefits do not have any effect on the Company's provision for income tax expense, they represent a significant cash benefit to the Company. This tax benefit is accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value. Due to the Company's net operating losses during 1998, approximately $10.5 million of these tax benefits have not yet been utilized and are available to reduce future taxable income of the Company. These benefits are included in Deferred income taxes on the Company's balance sheet at March 31, 1999.

    The Company's provision for income taxes attributable to continuing operations for the three months ended March 31, 1999 was $3.5 million or approximately 61.6% of income from continuing operations before income taxes. The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates due to non-deductible expenses, primarily goodwill amortization.

    Summary. The completion of the sale of $50.0 million of preferred stock in April 1999, the sale of $115.0 million of Notes in October 1997 and the $75.0 million line of credit received in December 1998 have significantly enhanced the financial strength of the Company and improved its liquidity. The Company believes that existing cash balances, available borrowings under the Company's line of credit and cash projected to be generated from operations will provide the Company with sufficient capital resources to support its current working capital requirements and business plans for at least the next 12 months.

Year 2000 Issue

    The turn of the century, Year 2000, poses a serious challenge for Information Technology ("IT") used by virtually every corporation around the world. The problem arises as a result of past standard industry practices to store year date data in a 2-digit (YY) field, instead of a 4-digit (CCYY) format where the first 2 digits (CC) represent the century and the last 2 digits (YY) represent the year. Thus, in the two digit format, 1999 is stored as 99. This causes programs that perform arithmetic operations, comparisons, or date sorts to possibly generate erroneous results when the program is required to process dates from both centuries. The absence of the century information adds an ambiguity to the date information is stored or processed by the program, and it may also cause problems with data entry and display screens. The problem is further complicated because many applications are not stand-alone, but interface with one or more applications.

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

    The Y2K Plan consists of several phases that overlap in areas and may be in progress simultaneously. The first phase involves developing an inventory of all products, IT and non-IT systems, software, and business infrastructure systems and equipment that may be affected by the Year 2000 date change. External parties, including customers, suppliers and service providers, with which the Company interacts, and which may have Year 2000 readiness issues are also identified. This phase was completed in May 1999. Inventory listings include computers, computer network equipment, routers, servers, computer software, telephony systems, telecommunications equipment, facilities equipment, test equipment, business tools, as well as all suppliers and all Company products.

    The second phase involves risk and impact assessment, selection of appropriate remediation methods, and resource/cost assessment for compliance. Each inventory item identified in the first phase is assigned a compliance status risk level of critical, moderate, low or no risk. Items associated with critical or moderate risk are addressed with highest priority. Similarly, a risk assessment is made for the customers, suppliers and service providers identified. This phase includes contacting suppliers or manufacturers for information regarding their Year 2000 readiness, technical review of products and systems, and compliance testing. The necessary actions to bring each item into compliance are determined, and remediation costs are estimated. To address potential problems, contingency plans are developed as necessary. This phase has been completed in most areas of the Company and is expected to be completed before the end of June 1999. Information received from manufacturers and suppliers is maintained in databases to monitor compliance status, and compliance testing has been completed for most Company products.

    The third phase involves the remediation for items found to be non-Year 2000 compliant. This involves replacement of equipment or upgrading of software or hardware. This phase includes communications with the Company's customers and suppliers to determine Year 2000 issues as appropriate. Verification testing is done to ensure the effectiveness of the remediation efforts. Capital assets found to be non-compliant have been, or will be replaced or remediated in this phase. This phase is expected to be completed before the end of June 1999. Most of the Company's internally controlled software has been remediated and verified. Integrated testing (also known as "end-to-end" testing) is planned and should expose unforeseen compliance problems associated with system interfaces and dependencies.

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

    The Year 2000 Implementation Teams are directly responsible for ensuring Year 2000 compliance for the Company's products and information systems infrastructure. This includes efforts to ensure suppliers and service providers are able to provide uninterrupted product or services through the Year 2000. The Year 2000 Implementation Teams consist of personnel from each of the Company's internal departments, including: Information Technology, Quality, Operations, Materials, Product Development, Human Resources, Finance and Contracts. Members of the Year 2000 Implementation Teams are responsible for developing the inventory listings and assessing the inventory for compliance, assuring that each Company product is assessed for compliance, handling customer requests for compliance information, auditing Year 2000 test plans and results, and reporting status and progress of team activities to the Company's management on a divisional level and to the PMO.

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

    All Transport and Access products have been determined to be Year 2000 compliant, or may be upgraded at no charge. Software required for upgrades is presently available and may be downloaded from the internet. Switching products have also been determined to be Year 2000 compliant, or may be upgraded at no charge, with the exception of the obsolete LCX (superseded by the STX). LCX customers have been contacted to advise them that this product may experience minor data-logging failures associated with the Year 2000, and that the fully compliant STX provides direct replacement. NTS-2000 Billing System software is fully Year 2000 compliant, and compliant NTS-1000 Billing System software was released in April 1999.

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

    Costs. The total cost associated with the Company's Year 2000 remediation initiative is not expected to be material to the Company's financial condition or results of operations. During the first quarter of 1999, the Company spent approximately $340,000 in connection with Year 2000 issues and the Company has spent a total of approximately $1.1 million since 1997 in connection with Year 2000 issues. The Telecommunications Group estimates $800,000 will be required in 1999 for upgrades to switching equipment and billing systems. The Equipment Group estimates $1,000,000 will be required in 1999 for upgrades and remediation efforts. The estimated total cost of the Company's Year 2000 initiative is not expected to exceed $3.0 million and is being funded through operating cash flows of the Company.

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

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The future adoption of SFAS 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

    At March 31, 1999, the Company was not invested in any market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

    The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either the prime rate or two percent over the London Interbank Offered Rates. The Company had $5.9 million outstanding pursuant to its revolving line of credit agreement at March 31, 1999. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

    Following the Company's announcement in January 1999 regarding earnings expectations for the quarter and year ended December 31, 1998 and the subsequent decline in the price of the Company's common stock, 22 putative class action complaints were filed against the Company. The Company and certain of its then current officers and directors were named as defendants. A second decline in the Company's stock price occurred shortly after actual earnings were announced in February 1999, and a few of these cases were amended, and additional similar complaints were filed. The 22 cases were consolidated pursuant to a court order entered on April 28, 1999. The Company expects that an amended consolidated complaint will be filed in May 1999. The court has deferred ruling on a pending motion regarding the appointment of lead plaintiffs and lead counsel.

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

    In addition to the proceedings described above, on March 18, 1999 plaintiffs Craig Illausky, John Ufkes and Steven R. Mason filed an additional putative class action complaint in the United States District Court for the Northern District of Georgia. The Company and certain of its officers, directors and former directors were named as defendants. The complaint is similar to the complaints filed in the proceedings described above, alleging violations of federal securities laws arising from misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures. The Company expects to file a motion requesting that this action be consolidated with the other pending cases.

Item 2.  Changes in Securities and Use of Proceeds

      On April 21, 1999, the Company sold 50,000 newly issued shares of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A (the "Preferred Stock") to The 1818 Fund III, L.P. The Preferred Stock ranks senior to the Company's Common Stock with respect to dividend rights and rights on liquidation, dissolution or winding up.

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

    27.1 -- Financial Data Schedule (for SEC use only).

(B) Report on Form 8-K

    There were no such Reports filed during the period covered by this Report. The Company filed a Report on Form 8-K on May 3, 1999 reporting the sale of 50,000 shares of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A to The 1818 Fund III, L.P.


                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WORLD ACCESS, INC.


                                          By: /s/ MARTIN D. KIDDER
                                              -----------------------------
                                              Martin D. Kidder
                                              Vice President and Controller

Dated: May 20, 1999