Form 10-Q
period 1999-06-30
WORLD ACCESS INC /NEW/
filed 1999-08-17
CIK 1071645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

    (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the three months ended June 30, 1999.

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

                     Common Stock, par value $.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at August 16, 1999 was 44,920,342.


PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements


WORLD ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

                                              June 30     December 31
                                               1999          1998
                                            -----------   -----------
                                            (Unaudited)
ASSETS
Current Assets
  Cash and equivalents                       $  98,996     $  55,176
  Accounts receivable                           97,342        70,485
  Inventories                                   45,216        48,591
  Deferred income taxes                         33,022        37,185
  Other current assets                          21,907        21,381
                                             ---------     ---------
    Total Current Assets                       296,483       232,818
Property and equipment                          62,325        63,602
Goodwill and other intangibles                 309,540       298,780
Other assets                                    24,798        18,612
                                             ---------     ---------
    Total  Assets                            $ 693,146     $ 613,812
                                             =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt                            $  12,285     $  17,989
  Accounts payable                              58,393        36,418
  Other accrued liabilities                     45,744        52,825
                                             ---------     ---------
    Total Current Liabilities                  116,422       107,232
Long-term debt                                 140,728       137,864
Noncurrent liabilities                          10,204         8,133
                                             ---------     ---------
    Total Liabilities                          267,354       253,229
                                             ---------     ---------
Stockholders' Equity
  Preferred stock                                    1         ---
  Common stock                                     448           441
  Capital in excess of par value               544,481       472,945
  Accumulated deficit                         (119,138)     (112,803)
                                             ---------     ---------
    Total Stockholders' Equity                 425,792       360,583
                                             ---------     ---------
    Total Liabilities and
     Stockholders' Equity                    $ 693,146     $ 613,812
                                             =========     =========




See notes to consolidated financial statements.

                                       1



WORLD ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                                   Three Months              Six Months
                                                   Ended June 30            Ended June 30
                                               ---------------------    ---------------------
                                                  1999        1998         1999        1998
                                               ---------    --------    ---------    --------
                                                                 (Unaudited)
Carrier service revenues                       $ 113,279    $    718    $ 198,891    $  1,263
Equipment sales                                   64,493      33,824      122,360      56,684
                                               ---------    --------    ---------    --------
   Total Sales                                   177,772      34,542      321,251      57,947

Cost of carrier services                          99,611         587      175,269       1,041
Cost of services network                           4,394          38        9,963          76
Cost of equipment sold                            36,748      17,171       68,690      29,353
Amortization of acquired technology                1,200        ---         2,400        ---
                                               ---------    --------    ---------    --------
   Total Cost of Sales                           141,953      17,796      256,322      30,470
                                               ---------    --------    ---------    --------
   Gross Profit                                   35,819      16,746       64,929      27,477
Research and development                           4,419       1,746        8,773       2,478
Selling, general and administrative               15,032       4,013       28,939       6,798
Amortization of goodwill                           3,251         833        6,369       1,475
In-process research and development                 ---          ---         ---       35,400
Restructuring and other charges                     ---          ---         ---          590
                                               ---------    --------    ---------    --------
   Operating Income (Loss)                        13,117      10,154       20,848     (19,264)
Interest and other income                          1,083         699        1,506       1,970
Interest expense                                  (1,976)     (1,515)      (4,604)     (2,958)
   Income (Loss) From Continuing               ---------    --------    ---------    --------
    Operations Before Income Taxes
    and Minority Interests                        12,224       9,338       17,750     (20,252)
Income taxes                                       5,952       3,721        9,357       5,906
   Income (Loss) From Continuing               ---------    --------    ---------    --------
    Operations Before Minority Interests           6,272       5,617        8,393     (26,158)
Minority interests in earnings of subsidiary        ---          848         ---        1,532
                                               ---------    --------    ---------    --------
   Income (Loss) From Continuing Operations        6,272       4,769        8,393     (27,690)
Net income (loss) from discontinued operations      (685)      1,702         (653)        (40)
Write-down of discontinued operations
 to net realizable value                         (13,662)       ---       (13,662)       ---
                                               ---------    --------    ---------    --------
   Net Income (Loss)                              (8,075)      6,471       (5,922)    (27,730)
Preferred stock dividends                            413        ---           413        ---
   Net Income (Loss) Available                 ---------    --------    ---------    --------
    to Common Stockholders                     $  (8,488)   $  6,471    $  (6,335)   $(27,730)
                                               =========    ========    =========    ========

Income (Loss) Per Common Share:
   Basic:
     Continuing Operations                     $    0.16    $  0.23     $    0.22    $  (1.39)
     Discontinued Operations                       (0.39)      0.08         (0.40)       ---
                                               ---------    --------    ---------    --------
     Net Income (Loss)                         $   (0.23)   $  0.31     $   (0.18)   $  (1.39)
                                               =========    ========    =========    ========
   Diluted:
     Continuing Operations                     $    0.16    $  0.22     $    0.22    $  (1.39)
     Discontinued Operations                       (0.36)      0.08         (0.37)       ---
                                               ---------    --------    ---------    --------
     Net Income (Loss)                         $   (0.20)   $  0.30     $   (0.15)   $  (1.39)
                                               =========    ========    =========    ========
Weighted Average Shares Outstanding:
   Basic                                          36,375     20,576        36,232      19,960
                                               =========    ========    =========    ========
   Diluted                                        40,296     21,822        38,446      19,960
                                               =========    ========    =========    ========



See notes to consolidated financial statements.

                                        2




WORLD ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)


                                                                Capital in
                                      Preferred     Common       Excess of    Accumulated
                                        Stock        Stock       Par Value      Deficit        Total
                                     -----------  -----------   -----------   -----------   -----------
                                                                      (Unaudited)
Balance at January 1, 1999           $    ---     $      441    $  472,945    $ (112,803)   $  360,583

Net and comprehensive net loss                                                    (5,922)       (5,922)

Issuance of preferred shares
  in private offering                         1                     47,750                      47,751

Issuance of preferred shares
  for acquisition of business                                       18,539                      18,539

Dividends on preferred stock                                                        (413)         (413)

Release of escrowed shares
  for acquisitions                                         1         2,824                       2,825

Issuance of shares for
  technology licenses                                      5         1,705                       1,710

Issuance of shares for
  options and warrants                                     1           479                         480

Tax benefit from option
  and warrant exercises                                                 54                          54

Issuance of shares
  to 401K plan                                                         185                         185
                                     -----------  -----------   -----------   -----------   -----------
Balance at June 30, 1999             $        1   $      448    $  544,481    $ (119,138)   $  425,792
                                     ===========  ===========   ===========   ===========   ===========




See notes to consolidated financial statements.

                                       3


WORLD ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                    Six Months Ended June 30
                                                      1999            1998
                                                   --------------------------
                                                           (Unaudited)
Cash  Flows From Operating Activities:
Net loss                                           $   (5,922)    $  (27,731)
Adjustments to reconcile net
  loss to net cash from
  operating activities:
    Depreciation and amortization                      15,123          3,194
    Write-down of discontinued
      operations to net realizable value               13,662           ---
    Income tax benefit from stock
      warrants and options                                 54          4,222
    Special charges                                      ---          40,434
    Minority interests in earnings
      of subsidiary                                      ---           1,532
    Provision for inventory reserves                      680            144
    Provision for bad debts                             1,453            316
    Stock contributed to employee
      benefit plan                                        185             92
    Changes in operating assets and
      liabilities, net of effects
      from businesses acquired:
        Accounts receivable                           (23,121)       (13,088)
        Inventories                                   (10,236)        (9,294)
        Accounts payable                               13,909          9,101
        Other assets and liabilities                   (1,499)        (5,970)
                                                   ----------     ----------
    Net Cash From Operating Activities                  4,288          2,952
                                                   ----------     ----------
Cash Flows From Investing Activities:
Acquisitions of businesses, net
  of cash acquired                                     (2,241)       (62,084)
Proceeds from sales of assets                           4,754           ---
Capitalization of software
  development costs                                    (2,452)        (1,831)
Expenditures for property and equipment                (4,163)        (5,859)
                                                   ----------     ----------
    Net Cash Used By Investing Activities              (4,102)       (69,774)
                                                   ----------     ----------
Cash Flows From  Financing Activities:
Net proceeds from sale
  of preferred stock                                   47,788           ---
Short-term borrowings                                   1,200          4,297
Principal payments under
  capital lease obligations                            (1,626)          ---
Repayment of industrial revenue bond                   (4,072)          ---
Proceeds from exercise of stock
  warrants and options                                    480          3,080
Long-term debt repayments                                ---            (967)
Debt issuance costs                                      (136)          ---
                                                   ----------     ----------
    Net Cash From Financing Activities                 43,634          6,410
                                                   ----------     ----------
    Decrease in Cash and Equivalents                   43,820        (60,412)
    Cash and Equivalents at Beginning of Period        55,176        118,065
                                                   ----------     ----------
    Cash and Equivalents at End of Period          $   98,996     $   57,653
                                                   ==========     ==========
Supplemental Schedule of Noncash Financing and
  Investing Activities:
Issuance of common stock for
  businesses acquired                              $    2,825     $   33,397
Issuance of preferred stock for
  business acquired                                    18,539           ---
Issuance of common stock for
  technology license agreements                         1,710           ---
Issuance of stock options for
  businesses acquired                                    ---           8,360
Conversion of note receivable
  to investment in ATI                                   ---           4,485



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

    The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year.
Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 1999.



NOTE 2:  ACQUISITIONS

         In May 1999, the Company concluded negotiations to acquire substantially all the assets and assume certain liabilities of Comm/Net Holding Corporation and its wholly owned subsidiaries, Enhanced Communications Corporation, Comm/Net Services Corporation and Long Distance Exchange Corporation (Comm/Net Holdings and its wholly owned subsidiaries are collectively referred to herein as "Comm/Net") and assumed effective control of Comm/Net's operations at that time. Comm/Net, headquartered in Plano, Texas, is a facilities-based provider of wholesale international long distance and wholesale prepaid calling card services, primarily to the Mexican telecommunications markets.

         In connection with the acquisition, the Company issued 23,174 shares of 4.25% Cumulative Junior Convertible Preferred Stock, Series B ( the "Series B Preferred Stock") to the stockholders of Comm/Net valued at approximately $18.5 million and paid approximately $3.5 million to retire certain notes payable outstanding at the time of acquisition. The Series B Preferred Stock is convertible into shares of World Access common stock at a conversion rate of

$16.00 per common share, subject to standard anti-dilution adjustments. If the closing trading price of World Access common stock exceeds $16.00 per share for 45 consecutive trading days, the Preferred Stock will automatically convert into common stock. Preferred dividends begin accruing effective July 1, 1999.

         The acquisition of Comm/Net has been accounted for under the purchase method of accounting. The purchase price allocation to the assets acquired and liabilities assumed was based on information currently available to management as follows (in thousands):

         Purchase price:
         Preferred stock issued                $ 18,539
         Debt paid                                3,502
         Fees and expenses                          500
                                               --------
              Total purchase price             $ 22,541

         Allocation to fair values of
           assets and liabilities:
         Current assets                        $ (8,420)
         Property and equipment                  (3,351)
         Current liabilities                      8,697
         Other assets and liabilities, net        1,182
                                               --------
         Unallocated purchase price            $ 20,649
                                               ========


     During 1998, the Company acquired four businesses: Advanced TechCom, Inc. ("ATI") effective January 29, 1998; a majority interest in NACT Telecommunications, Inc. ("NACT") (the "NACT Acquisition") effective February 27, 1998 and the remaining minority interest in NACT (the `NACT Merger") effective October 28, 1998; Telco Systems, Inc. ("Telco" ) effective November 30, 1999; and Cherry Communications Incorporated, d/b/a Resurgens Communications Group ("RCG"), and Cherry Communications U.K. Limited ("Cherry U.K.", and together with RCG, "Resurgens") effective December 14, 1998 and in May 1999, the Company acquired Comm/Net, these transactions are collectively refered to herein as (the "Acquisitions").

    On a pro forma, unaudited basis, as if the Acquisitions had occurred as of January 1, 1998, total revenues, operating income (loss) from continuing operations, income (loss) from continuing operations and income (loss) from continuing operations per diluted common share for the six months ended June 30, 1999 and 1998 would have been approximately $335.1million and $179.3 million, $21.6 million and $(18.9) million, $8.6 million and $(19.1) million and $0.20 and $(0.57), respectively.

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

NOTE 3:  SALE OF PREFERRED STOCK

    In April 1999, the Company issued 50,000 shares of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A (the "Preferred Stock") to The 1818 Fund III, L.P. ("The 1818 Fund III") for an aggregate amount of $50.0 million. The General Partner of The 1818 Fund III, L.P. is Brown Brothers Harriman & Co. ("BBH"), America's largest private bank and the oldest owner-managed business partnership in the country. As part of the above sale, The 1818 Fund III also received an option to purchase an additional $20 million in Preferred Stock from the Company prior to June 30, 2000 at the original purchase price per share. The Company allocated approximately $44.8 million to the Preferred Stock and $5.2 million to the option to purchase an additional $20.0 million in Preferred Stock.

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

NOTE 4.  DISCONTINUED OPERATIONS

    In December 1998, the Company formalized its plan to offer for sale all of its non-core businesses, which consist of the resale of Nortel and other original equipment manufacturers' wireline switching equipment, third party repair of telecom equipment and pay telephone refurbishment. On January 5, 1999, the Company formally announced its intention to sell these businesses. In connection therewith, goodwill recorded for these businesses was written-down by $3.5 million to reflect the estimated loss on disposal.

    As a result of deteriorating operations experienced in the first half of 1999, management decided to terminate the resale and repair businesses. In the second quarter of 1999 an additional charge of approximately $13.7 million was recorded to reflect the estimated loss on disposal under the new liquidation program. The liquidation program should be completed in 1999. The Company is currently marketing the payphone refurbishment business to several interested parties, and expects that the sale will be completed in 1999.

    These businesses have been accounted for as discontinued operations and, accordingly, the results of operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented.

     The assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets consisted of the following (in thousands):


                                           June 30      December 31
                                             1999           1998
                                           --------     -----------
Current Assets
  Accounts receivable..............        $  3,284      $ 11,453
  Inventories......................           6,347        12,083
  Other current assets.............             109           252
                                           --------      --------
                                           $  9,740      $ 23,788
                                           ========      ========
Noncurrent Assets
  Property and equipment...........        $    773      $  2,028
  Goodwill and other intangibles...            ---          5,335
  Other assets.....................               6          ---
                                           --------      --------
                                           $    779      $  7,363
                                           ========      ========
Current Liabilities
  Accounts payable.................        $  2,776      $  4,083
  Other accrued liabilities........           1,768         3,741
                                           --------      --------
                                           $  4,544      $  7,824
                                           ========      ========

NOTE 5:  PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Overview

During the first quarter of 1998, $5.4 million and $44.6 million of purchased in-process R&D was initially expensed in connection with the acquisition of ATI and the NACT Acquisition, respectively. In connection with the NACT Merger, the Company revalued purchased in-process R&D to reflect the current status of in-process NACT technology and related business forecasts and to ensure compliance with the additional guidance provided by the Securities and Exchange Commission in its September 15, 1998 letter to the American Institute of Certified Public Accountants. The revalued amount approximated the $44.6 million expensed in connection with the NACT Acquisition, therefore no additional charge was recorded for purchased in-process R&D. However, the effect of the revaluation required the Company to reduce the first quarter of 1998 charge related to the purchased in-process R&D by $14.6 million and record an additional charge of $14.6 million in the fourth quarter of 1998, the period in which the NACT Merger was consummated. Consequently, net loss for the six months ended June 30, 1998 of $42.3 million as reported in the Company's Report on Form 10-Q for the three months ended June 30, 1998 is now reported as $27.7 million in this Form 10-Q Report. During the fourth quarter of 1998, $14.6 million and $50.3 million of purchased in-process R&D was expensed in connection with the NACT Merger and the Telco Merger, respectively.

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

    The value of the purchased in-process technology from NACT and Telco was determined by estimating the projected net cash flows related to in-process research and development projects, excluding costs to complete the development of the technology. These cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below for each respective acquisition. The resultant net present value amount was then reduced by a percentage of completion factor. The percentage of completion for a particular project was determined by dividing the development spending from the inception of the project until the measurement date by the total estimated development spending for the project. This factor more specifically captures the development risk of an in-process technology (i.e., market risk is still incorporated in the estimated rate of return).

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

    NACT's business plan called for a shift in market focus to large customers, both domestic and international; therefore, NACT had numerous projects in development at the time of the acquisition. Additionally, the pending completion of a major release of NACT's billing system required significant development efforts to ensure continued integration with NACT's product suite. The purchased in-process technology acquired in the NACT acquisition was comprised of 13 projects related to switching and billing systems. These projects were scheduled to be released between February 1998 and April 2000. These projects included planned additions of new products, based on undeveloped technologies, to NACT's suite of STX and NTS products. The projects also include the creation of products for new product suites. The research and development projects were at various stages of development. None of the in-process projects considered in the write-off had attained technological feasibility. The in-process projects do not build on existing core technology; such existing technologies were valued as a separate asset.

    Eleven of the 13 NACT development projects utilize the following significant technologies that NACT was developing for their STX and NTS products at the time of the acquisition:

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

    68060 -- The Company has now completed the incorporation of the Motorola 68060 processing board in the STX application platform to enable the STX to support 2,048 ports per switch or 8,192 ports per integrated MCU system. With this development, the STX can process significantly more call minutes per month, with enhanced processing speed.

    Signaling System 7 ("SS7/C7") -- SS7 is software that allows a call, which normally would have to go through a series of switchboards to reach its destination, to instead skip from the first switchboard to the last. With the addition of this enhancement, the STX switch can interface with carriers more quickly and efficiently. In addition, NACT is developing the C7, which is the European version of the SS7.

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

    Set forth in the table below are details relating to the in-process research and development charge for the seven key NACT technologies, which account for 11 of the 13 development projects:



                                       Costs            Percentage of
                        Percentage   Incurred          Completion as of        Estimated Costs to Completion
                            of         as of      ---------------------------- as of the Acquisition Date for
                        NACT IPR&D  Acquisition   Acquisition                  ------------------------------
Development Project       Charge        Date         Date      June 30, 1999     1998       1999       2000
---------------------  -------------------------- ---------------------------- ------------------------------
                                       (000)                                                (000)
STX Hardware & Software    43%        $     1347      80%           93%         $   56     $  285       ---
TCPIP                       7%        $      227      90%           95%         $    8     $   17       ---
SS7/C7                     14%        $    1,280      72%           84%         $   54     $  324     $  116
NTS2000                    26%        $    1,425      91%          100%         $   54     $   82       ---
E1/T1 conversion            6%        $      125      48%           77%         $   20     $  117       ---
MCU                         1%        $      123      24%           74%         $   66     $  334       ---
68060                       2%        $      218      48%          100%         $   60     $  178       ---


Telco Merger

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

    A brief description of the significant in-process projects is set forth below:

    Access 45/60 Release 1 -- Access 45/60 Release 1 product provides essentially the same functional service as the existing Access 45/60 network access servers by providing highly reliable digital access to public, private and hybrid networks, integrating multiple business applications through cost-effective connections to dedicated, switched and packet network services. However, unlike the current versions, the technology underlying the Release 1
(R1) version is based on high-bit-rate digital subscriber line (HDSL) technology. This HDSL technology will enable high-density voice and data applications to travel simultaneously over one to ten HDSL lines from a single platform, which will launch the R1 product into a whole new loop market by eliminating the need for service providers to have separate platforms for voice and data at the customer's premises or at the provider's central office. Although the Access 45/60 R1 product is designed to provide a service similar to the current Access 45/60 product, the core functional technology of the new R1 is very different, and the target market of the R1 product is different. This project has been completed.

    EdgeLink300 and 300 E1 -- The EdgeLink300 is an intelligent integrated access device which was commercially introduced in the first quarter of 1999. The EdgeLink 300 E1 version is an addition to the 300 family which will be marketed internationally. Conforming to all applicable ETSI and ITU standards, this product will provide a cornerstone to the next generation of international product offerings. Software code generation was completed in June 1999. Prototype builds for initial units were completed in July 1999, and initial beta field tests are expected to begin in October 1999.

    SONET Edge Device -- The SONET Edge Device is a next-generation edge device expected to provide access to SONET networks. This access device will be designed to take a T1 voice input from a PBX or an Access60 and convert to SONET formatted tributaries and send it out via a traditional STS1 interface.

    This project is not expected to reach commercial viability until early 2000. Documentation of the hardware and software design is expected to be completed in July 1999; software code generation is expected to be completed in November 1999; prototype builds for initial units are expected to be completed in October 1999; and initial beta field tests are expected to begin in January 2000.

    EdgeLink650 -- The EdgeLink650 ATM device will be designed to be a multislot version of the Edgelink600 with DS3 and NxDS1 interface support. This product will incorporate an ATM Inverse Multiplexer (IMA). This product is expected to reach commercial viability in late 2000. Documentation of the hardware and software design is expected to be completed in March 2000; prototype builds for initial units are expected to be completed in February 2000; and initial beta field tests are expected to begin in September 2000.

    Voice-Over-Packet Engines -- Voice-over-packet refers to sending voice transmissions over packet-based communication protocols, such as internet protocols (IP telephony), Frame Relay, or ATM. Telco is currently in the early stages of developing the software and hardware for a generic "engine" to be integrated into the EdgeLink family of products to enable this functionality. This is expected to be commercially viable in late 1999. Software code generation was completed in June 1999; prototype builds for initial units were completed in July 1999; and initial beta field tests are expected to begin in August 1999.

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

    Set forth in the table below are details relating to the in-process research and development charge for the significant Telco development projects:



                                       Costs            Percentage of
                        Percentage   Incurred          Completion as of        Estimated Costs to Completion
                            of         as of      ---------------------------- as of the Acquisition Date for
                        NACT IPR&D  Acquisition   Acquisition                  ------------------------------
Development Project       Charge        Date         Date      June 30, 1999     1998       1999       2000
---------------------  -------------------------- ---------------------------- ------------------------------
                                       (000)                                                (000)
Access 45/60 R1             6%       $   2,610        72%           87%         $   77    $   923       ---
EdgeLink 300& 300 E1       41%       $     880        47%           75%         $   76    $   914       ---
Sonet IAD                   5%       $   1,090        24%           54%         $  195    $ 2,345    $ 1,000
EdgeLink 650/IMA           18%       $   1,830        39%           50%         $  227    $ 2,723       ---
Voice over Packet          12%       $   1,730        45%           75%         $  162    $ 1,948       ---


     The discount rates used to value in-process research and development are different in each of the three mergers due to the following factors: i.) The nature of the markets for the products under development, including factors such as market size, ability to enter the markets, competitive landscape, possibility of technological obsolescence, and target customer base; and ii.) The nature of the acquired businesses, including the historical success with product introductions, ability to meet development milestones, strength of the sales and marketing organizations, access to market channels and strength of the brand names.

NOTE 6. RESTRUCTURING AND OTHER CHARGES

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

     The following details the charges during the first six months of 1999 to the reserve for the fourth quarter 1998 restructuring activities:


                                          Reserve                      Reserve
                                          Balance          1999        Balance
                                         At 12/31/98     Activity     At 6/30/99
                                         -----------     ---------    ----------
                                                      (In thousands)

Reorganize Operating Structure
  Employee termination benefits.....       $   449        $    250       $  199
  Idle facility costs...............           258              73          185
  Other.............................           304             251           53
                                           -------        --------       ------
                                             1,011             574          437
Consolidation of ATI and Telco
  Employee termination benefits.....         1,175             866          309
  Idle facility costs...............           577             102          475
  Other.............................           300             118          182
                                           -------        --------       ------
                                             2,052           1,086          966
Outsource Manufacturing
  Employee termination benefits.....           310             195          115
  Idle facility costs...............           365             286           79
  Other.............................           332             332          --
                                           -------        --------       ------
                                             1,007             813          194
Product Line Rationalization........           568             338          230
                                           -------        --------       ------
          Total.....................       $ 4,638        $  2,811       $1,827
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


NOTE 7.  INVENTORIES

    Inventories consisted of the following:

                                                   June  30,    December 31,
                                                     1999           1998
                                                   ---------    -----------
      Transport and access products..............  $   6,402    $     8,723
      Switching products.........................      2,026            986
      Cellular equipment.........................     18,700          9,421
      Work in progress...........................      2,629          4,953
      Raw materials.............................       9,112         12,425
                                                   ---------    -----------
              Continuing operations                   38,869         36,508
      Discontinued operations                          6,347         12,083
                                                   ---------    -----------
              Total inventories                    $  45,216    $    48,591
                                                   =========    ===========




    During  the  first  quarter  of  1999,  in  connection  with the sale of the
Company's Alpharetta, Georgia manufacturing facility and the outsourcing of manufacturing for ATI's wireless radios, the Company sold approximately $3.3 million and $2.1 million of inventories, respectively. In the second quarter of 1999, the Company wrote down inventories of the discontinued operations by $6.5 million to adjust the carrying cost to net realizable value.

NOTE 8:  REPORTABLE SEGMENT DATA

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

    The Company evaluates performance and allocates resources based on operating income or loss before interest and other income, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus a markup that equals current market prices. There were no significant intersegment sales during the six months ended June 30, 1999 and the year ended December 31, 1998.

    The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately due to the unique nature of each segment (i.e., selling telecommunications equipment versus providing international long distance services). The following tables present revenues and other financial information by business segment:



                                                                For the Six Months Ended June 30,
                                                                ---------------------------------
                                            Equipment     Telecom                 Continuing  Discontinued
                                              Group        Group        Other     Operations   Operations      Total
                                           ----------    ---------     --------   ----------  ------------   ----------
                                                                            (In thousands)
      Revenues from external customers
          1999                             $  122,360    $ 198,891     $    --    $  321,251   $  13,767     $  335,018
          1998                                 57,402          545          --        57,947      25,291         83,238
      In-process research and development
          1999                                     --          --           --            --          --             --
          1998                                 35,400          --           --        35,400          --         35,400
      Restructuring and other charges
          1999                                     --          --           --            --      13,662         13,662
          1998                                  1,055          --           --         1,055       5,545          6,600
      Segment income or loss
          1999                                 10,126       1,734       (3,467)        8,393     (14,315)        (5,922)
          1998                                (25,334)         53       (2,409)      (27,690)        (40)       (27,730)



                                            Equipment     Telecom                 Continuing  Discontinued
                                              Group        Group        Other     Operations   Operations      Total
                                           ----------    ---------     --------   ----------  ------------   ----------
                                                                            (In thousands)
      Segment assets
          As of June 30, 1999                 385,584     206,332       99,813       691,729      10,519        702,248
          As of December 31, 1998             380,721     161,137       40,823       582,681      31,131        613,812




NOTE 9:  LITIGATION

         Following the Company's announcement on January 5, 1999, regarding earnings expectations for the quarter and year ended December 31, 1998, and the subsequent decline in the price of the Company's common stock, 22 putative class action complaints were filed against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division (the "Court"). The Company and certain of its then current officers and directors were named as defendants. A second decline in the Company's stock price occurred shortly after actual earnings were announced on February 11, 1999, and a few of these cases were amended, and additional, similar complaints were filed. The pending cases were consolidated pursuant to an order entered by the Court on April 28, 1999. The Court has deferred ruling on a pending motion regarding the appointment of lead plaintiffs and lead counsel.

         The plaintiffs filed a Consolidated Amended Class Action Complaint (the "Amended Complaint") on May 28, 1999, naming as defendants the Company, Steven
A. Odom, Mark A. Gergel, Hensley E. West, Martin D. Kidder, and Stephen J. Clearman. In the Amended Complaint, the plaintiffs have asserted claims for violations of the federal securities laws arising from alleged misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures, principally related to alleged performance problems with the Company's CDX switch and alleged customer and sales problems arising therefrom. Although the issue of class certification has not yet been addressed, the Amended Complaint is filed on behalf of: (a) persons who purchased shares of the Company's common stock during the period from April 29, 1997 through February 11, 1999; (b) shareholders of Telco who received shares of the Company's common stock as a result of the Company's acquisition of Telco that closed on November 30, 1998; and (c) shareholders of NACT who received shares of the Company's common stock as a result of the Company's acquisition of NACT that closed on October 28, 1998. The plaintiffs have requested damages in an unspecified amount and litigation expenses in their Amended Complaint.

         On June 28, 1999, the defendants moved to dismiss the Amended Complaint on both substantive and procedural grounds. The motion is currently pending before the Court. Although the Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the federal securities laws, there can be no assurance that the Company will not sustain material liability as a result of or related to this shareholder suit.

NOTE 10:  INCOME TAXES

    The  Company's   provision  for  income  taxes  attributable  to  continuing operations for the six months ended June 30, 1999 was $9.4 million or approximately 52.7% of income from continuing operations before income taxes. The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates due to non-deductible expenses, primarily goodwill amortization.


NOTE 11:  SUBSEQUENT EVENTS

Pending Merger

     On August 17, 1999, the Company entered into a definitive merger agreement with FaciliCom International, Inc. ("FaciliCom"). FaciliCom, a privately owned company headquartered in Washington, D.C., is a leading facilities-based provider of European and U.S. originated international long-distance voice, data and Internet services.

     Pursuant to the terms of the agreement, the shareholders of FaciliCom will receive approximately $436 million in consideration, primarily in the form of the Company's Convertible Preferred Stock, Series C (the "Series C Preferred Stock"). The Series C Preferred Stock bears no dividend and is convertible into shares of the Company's common stock at a conversion rate of $20.38 per common share, subject to potential adjustment under certain circumstances. If the closing trading price of the Company's common stock exceeds $20.38 per share for 60 consecutive trading days, the Series C Preferred Stock will automatically convert into common stock. Initially, the holders of the Series C Preferred Stock will be entitled to elect four new directors to the Company's Board of Directors. Except for certain other specified matters, the holders of the Series C Preferred Stock will vote on an as-converted basis with the holders of the Company's common stock. In addition, the Company will assume $300 million of FaciliCom's 10.5% Senior Notes due 2008 (the "FaciliCom Senior Notes").

     The transaction is conditioned upon a majority of the holders of FaciliCom Senior Notes allowing the Company to assume the FaciliCom Senior Notes, waive any put rights triggered by the merger and make certain amendments thereto. The merger is also subject to the approval of the Company's shareholders and certain regulatory agencies. Certain shareholders of the Company (including MCI WorldCom, Brown Brothers Harriman and senior members of management) and the Armstrong Group of Companies, FaciliCom's majority shareholder, have entered into a Voting Agreement whereby they have committed to vote in favor of the merger. The merger is expected to close in the fourth quarter of 1999 and will be accounted for as a purchase transaction.

Investment in Marketable Equity Securities

        In connection with the acquisition of Telco, the Company acquired an investment in the common stock of Omnia Communications, Inc. ("Omnia") and warrants to purchase additional common stock of Omnia. The fair value of the investment in Omnia at the time of the acquisition of Telco was approximately $3.0 million.

        In March 1999, Omnia announced that it had entered into an agreement to be acquired by Ciena Corp. ("Ciena"). In June 1999, the Company exercised the outstanding warrants to purchase additional common stock in Omnia. In July 1999, Ciena's acquisition of Omnia was completed and the Company received approximately 445,000 shares of Ciena common stock in exchange for its holdings of Omnia common stock of which approximately 45,000 shares or 10% are being held in escrow for a period of one year related to certain representations and warranties made by Omnia. The Company will account for its investment in Ciena in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115)", "Accounting for Certain Investment in Debt and Equity Securities". The Company's investment in Ciena will qualify as available-for-sale securities under SFAS No.115. Such securities will be recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, will not be reflected in earnings but will be reported as a separate component of stockholders' equity (accumulated deficit) until realized.

       Since the acquisition transaction did not close until July 1999, the Company has not reflected the unrealized gain on its investment in Ciena on the Company's June 30, 1999 balance sheet. Based upon the trading price of Ciena common stock as of June 30, 1999, the Company would have an unrealized gain, net of tax, of approximately $5.6 million.

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


                            BALANCE SHEET INFORMATION
                                 (In thousands)

                                                     June 30,      December 31,
                                                       1999            1998
                                                     --------      ------------

      Current assets..............................   $146,283       $ 162,554
      Non-current assets..........................    315,499         300,139
      Total assets................................    461,782         462,693
      Current liabilities.........................     92,362          70,976
      Non-current liabilities.....................    144,228         138,529
      Stockholders equity.........................    225,192         253,188
      Total liabilities and stockholders equity...    461,782         462,693

                         OPERATING STATEMENT INFORMATION
                                 (In thousands)

               Six Months Ended June 30, 1999(1)

               Total sales....................................      $ 262,469
               Gross profit...................................         38,405
               Income (loss) from continuing operations.......          6,785
               Income (loss) from discontinued operations(2)..        (14,315)
               Net income ....................................         (7,530)


----------

(1) No operating statement information is presented for the three months ended June 30, 1998 as the holding company reorganization was not completed until October 28, 1998.

 (2) Reflects the Company's plan to sell all of its non-core businesses, which consist of the resale of Nortel and other original equipment manufacturers' wireline switching equipment, third party repair of telecom equipment and pay telephone refurbishment. The discontinued operations had total assets of $10.0 million and $31.1 million as of June 30, 1999 and December 31, 1998, respectively, and total liabilities of $6.2 million and $7.8 million as of June 30, 1999 and December 31, 1998, respectively.

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

    In April 1999, the Company raised approximately $47.8 million in equity, net of expenses, through the sale of 50,000 newly issued shares of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock to The 1818 Fund III, L.P. The 1818 Fund III is one of a family of private equity partnerships (the "Funds") organized to acquire substantial, non-controlling, long-term ownership positions in growing, strongly positioned companies. The Funds have provided active early support and capital to a number of highly successful telecommunications and media companies, including MCI WorldCom and Frontier Vision. The General Partner of the Funds is Brown Brothers Harriman & Co. ("BBH"), America's largest private bank and the oldest owner-managed business partnership in the country. Upon the closing of the transaction, Lawrence C. Tucker, a partner at BBH and co-manager of The 1818 Fund III, became a member of the Company's Board of Directors. Mr. Tucker has been a partner of BBH since 1979 and currently serves as a director of MCI WorldCom, National HealthCare Corporation, Riverwood International Corporation and the MCI WorldCom Venture Fund.

       In May 1999, the Company concluded negotiations to acquire substantially all the assets and assume certain liabilities of Comm/Net Holding Corporation and its wholly owned subsidiaries, Enhanced Communications Corporation, Comm/Net Services Corporation and Long Distance Exchange Corporation (Comm/Net Holdings and its wholly owned subsidiaries are collectively referred to herein as "Comm/Net") and assumed effective control of Comm/Net's operations at that time. Comm/Net headquartered in Plano, Texas, is a facilities-based provider of wholesale international long distance and wholesale prepaid calling card services, primarily to the Mexican telecommunications Comm/Net's facilities and dedicated bandwidth agreements expand the Telecommunications Group's dedicated network facilities into Mexico and will serve as a foundation for network development in other Latin American countries.

     On August 17, 1999, the Company entered into a definitive merger agreement with FaciliCom International, Inc. ("FaciliCom"). FaciliCom, a privately owned company headquartered in Washington, D.C., is a leading facilities-based provider of European and U.S. originated international long-distance voice, data and Internet services. FaciliCom has invested over $200 million during the past two years to establish an extensive and high quality switching and transport network in Europe.

        Pursuant to the terms of the agreement, the shareholders of FaciliCom will receive approximately $436 million in consideration, primarily in the form of the Company's Convertible Preferred Stock, Series C (the "Series C Preferred Stock"). The Series C Preferred Stock bears no dividend and is convertible into shares of the Company's common stock at a conversion rate of $20.38 per common share, subject to potential adjustment under certain circumstances. If the closing trading price of the Company's common stock exceeds $20.38 per share for 60 consecutive trading days, the Series C Preferred Stock will automatically convert into common stock. Initially, the holders of the Series C Preferred Stock will be entitled to elect four new directors to the Company's Board of Directors. Except for certain other specified matters, the holders of the Series C Preferred Stock will vote on an as-converted basis with the holders of the Company's common stock. In addition, the Company will assume $300 million of FaciliCom's 10.5% Senior Notes due 2008 (the "FaciliCom Senior Notes").

       The transaction is conditioned upon a majority of the holders of FaciliCom Senior Notes allowing the Company to assume the FaciliCom Senior Notes, waive any put rights triggered by the merger and make certain amendments thereto. The merger is also subject to the approval of the Company's shareholders and certain regulatory agencies. Certain shareholders of the Company (including MCI WorldCom, Brown Brothers Harriman and senior members of management) and the Armstrong Group of Companies, FaciliCom's majority shareholder, have entered into a Voting Agreement whereby they have committed to vote in favor of the merger. The merger is expected to close in the fourth quarter of 1999 and will be accounted for as a purchase transaction.

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

Results of Continuing Operations

    The following table sets forth certain financial data expressed as a percentage of total sales from continuing operations:

                                                         Three Months Ended            Six Months Ended
                                                               June 30                     June 30
                                                          1999          1998         1999           1998
                                                     ------------------------------------------------------
Carrier service revenues..........................        63.7%          2.1%        61.9%          2.2%
Equipment sales...................................        36.3          97.9         38.1          97.8
                                                         -----         -----        -----         -----
        Total sales...............................       100.0         100.0        100.0         100.0
Cost of carrier services..........................        56.0           1.7         54.6           1.8
Cost of services network..........................         2.5           0.1          3.1           0.1
Cost of equipment sold............................        20.7          49.7         21.4          50.7
Amortization of acquired technology...............         0.7           0.0          0.7           0.0
                                                         -----         -----        -----         -----
        Total cost of sales.......................        79.9          51.5         79.8          52.6
                                                         -----         -----        -----         -----
        Gross profit..............................        20.1          48.5         20.2          47.4
Research and development..........................         2.5           5.1          2.7           4.3
Selling, general and administrative...............         8.4          11.6          9.0          11.7
Amortization of goodwill..........................         1.8           2.4          2.0           2.5
In-process research and development...............         0.0           0.0          0.0          61.1
Restructuring and other charges...................         0.0           0.0          0.0           1.0
                                                         -----         -----        -----         -----
        Operating income (loss)...................         7.4          29.4          6.5         (33.2)
Interest and other income.........................         0.6           2.0          0.4           3.4
Interest expense..................................        (1.1)         (4.4)        (1.4)         (5.1)
                                                         -----         -----        -----         -----
        Income (loss) from continuing
        operations before income taxes and
        minority interests........................         6.9          27.0          5.5         (34.9)
Income taxes......................................         3.4          10.7          2.9          10.2
                                                         -----         -----        -----         -----
Income (loss) from continuing operations
  before minority Interests.......................         3.5          16.3          2.6         (45.1)
Minority interests in earnings of subsidiary......         0.0           2.5          0.0           2.7
                                                         -----         -----        -----         -----
        Income (loss) from continuing operations..         3.5          13.8          2.6         (47.8)
                                                         =====         =====        =====         =====




Three Months Ended June 30, 1999 Continuing Operations Compared to Three Months Ended June 30, 1998 Continuing Operations

     Sales. Total sales increased $143.2 million, or 414.7%, to $177.7 million in the second quarter of 1999 from $35.4 million in the second quarter of 1998.

    Carrier service revenues were $113.3 million in the second quarter of 1999 as compared to $718,000, in the second quarter of 1998 which consisted of facilities management services at NACT. This increase is due to revenues from Resurgens which was acquired in December 1998 and Comm/Net which was acquired effective May 1999 and represented an increase of approximately $27.7 million, or 32.3%, over carrier service revenues realized by the Company in the first quarter of 1999.

    Equipment sales increased $30.7 million, or 90.7% to $64.5 million in the second quarter of 1999 from $33.8 million in the second quarter of 1998. The increase in equipment sales related to increases in sales of switching products by NACT, cellular equipment by CIS, and the Company's newly acquired transmission and access products business, Telco, which was acquired effective November 30, 1998.

    Gross Profit. Gross profit increased $19.1 million, or 113.9%, to $35.8 million in the second quarter of 1999 from $16.7 million in the second quarter of 1998. Gross profit margin decreased to 20.1% in the second quarter of 1999 as compared to 48.5% in the second quarter of 1998.

    Carrier service gross profit increased to $9.3 million in the second quarter of 1999 from $93,000 in the second quarter of 1998. Gross profit margin was 8.2% in the second quarter of 1999 as compared to 5.1% in the first quarter of 1999. Gross profit margin was 12.9% in the second quarter of 1998, which consisted of facilities management services at NACT. Variable gross margins on these revenues, which excludes the fixed costs associated with the services network, increased to 12.1% in the second quarter of 1999 from the 11.6% that the Company realized in the first quarter of 1999. The increase in variable margins is due to increased economies of scale associated with the internal services network and an increase in the number of direct and transit agreements.

    Equipment Group gross profit increased $9.8 million, or 58.7%, to $26.5 million in the second quarter of 1999 from $16.7 million in the second quarter of 1998. Gross profit margin decreased to 41.2% in the second quarter of 1999 from 49.2% in the second quarter of 1998. The decreased margin performance of the Equipment Group relates to the $1.2 million of amortization of acquired technology costs in the second quarter 1999 relating to the technology acquired in the Telco and NACT acquisitions, digital radio systems sold by ATI, which included sales of the new WavePLEX radio system which carries a lower profit margin than the Equipment Group's other proprietary products, and lower margins on sales of cellular equipment sold by CIS over the second quarter of 1998, resulting from large contract price negotiations which enabled CIS to obtain sales growth of 22.0% over the second quarter of 1998.

    Research and Development. Research and development expenses which relate exclusively to the Equipment Group increased $2.7 million, or 153.1%, to $4.4 million in the second quarter of 1999 from $1.7 million in the second quarter of 1998. The increase in expenses was attributable to the acquisitions of Telco, NACT and ATI due to the proprietary nature of their existing products requiring sustaining engineering expenses and their on-going product development efforts. Research and development expenses increased to 6.9% of total equipment sales in the second quarter of 1999 from 5.2% of total equipment sales in the second quarter of 1998.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.0 million, or 274.6%, to $15.0 million in the second quarter of 1999 from $4.0 million in the second quarter of 1998. The increase primarily related to expenses associated with the operations of Resurgens and Telco , which were acquired in the fourth quarter of 1998. Economies of scale have resulted in selling, general and administrative expenses decreasing as a percentage of total sales to 8.5% in the second quarter of 1999 from 11.6% in the second quarter of 1998.

    Amortization of Goodwill. Amortization of goodwill increased $2.4 million to $3.2 million in the second quarter of 1999 from $833,000 in the second quarter of 1998, primarily as a result of the goodwill generated in connection with the fourth quarter 1999 Resurgens and Telco acquisitions.

    Operating Income (Loss). Operating income increased $3.0 million to $13.1 million in the second quarter of 1999 as compared to $10.1 million in the second quarter of 1998. Operating income margin, decreased to 7.4% in the second quarter of 1999 from 29.4% in the second quarter of 1998. The reduction in operating income margin is due to the margins of the newly formed Telecommunications Group which are substantially less than those of the Equipment Group and the increased charges to operations for amortization of goodwill and acquired technology .

     Earning Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA increased $9.9 million, or 97.0 %, to $20.1 million in the second quarter of 1999 from $10.2 million before special charges in the first quarter of 1998.

    Interest and Other Income. Interest and other income increased $384,000, or 54.9%, to $1.1 million in the second quarter of 1999 from $700,000 in the second quarter of 1998 due to the increase in invested cash balances of the Company resulting from the sale of $50.0 million of Convertible Preferred Stock in the second quarter of 1999.

    Interest Expense. Interest expense increased $500,000 to $2.0 million in the second quarter of 1999 from $1.5 million in the second quarter of 1998. The increase is primarily related to the interest costs attributable to capital lease obligations at Resurgens and amortization of debt issue costs related to the $75.0 million line of credit received in December 1998.

     Six Months Ended June 30, 1999 Continuing Operations Compared to Six Months Ended June 30, 1998 Continuing Operations

     Sales. Total sales increased $263.3 million, or 454.4%, to $321.2 million in the first six months of 1999 from $57.9 million in the first six months of 1998.

    Carrier service revenues were $198.9 million in the first six months of 1999 as compared to $1.3 million in the first six months of 1998 which consisted of facilities management services at NACT. This increase is due to revenues from Resurgens which was acquired in December 1998 and Comm/Net which was acquired effective May 1999.

    Equipment sales increased $65.7 million, or 115.9 % to $122.4 million in the first six months of 1999 from $56.7 million in the first six months of 1998. The increase in equipment sales related to an increase in sales of cellular equipment sold by CIS, and the Company's newly acquired businesses, including transmission and access products sold by Telco, which was acquired effective November 30, 1998, switching products sold by NACT, which was acquired effective February 28, 1998, and digital radio systems sold by ATI, which was acquired effective January 29, 1998.

    Gross Profit. Gross profit increased $37.4 million, or 136.3%, to $64.9 million in the first six months of 1999 from $27.5 million in the first six months of 1998. Gross profit margin decreased to 20.2% in the first six months of 1999 as compared to 47.4 % in the first six months of 1998.

    Carrier service gross profit increased to $13.7 million in the first six months of 1999 from $146,000 in the first six months of 1998. Gross profit margin was 6.9% in the first six months of 1999 as compared to 11.6% in the first six months of 1998, which consisted of facilities management services at NACT. Variable gross margins on these revenues, which excludes the fixed costs associated with the services network, was approximately 11.9% in the first six months of 1999 from approximately 8.0% that Resurgens realized in the last six months of 1998. The change in variable margins is due to increased economies of scale associated with the internal services network and an increase in the number of direct and transit agreements.

    Equipment Group gross profit increased $24.0 million, or 87.9%, to $51.3 million in the first six months of 1999 from $27.3 million in the first six months of 1998. Gross profit margin decreased to 41.9% in the first six months of 1999 from 48.2% in the first six months of 1998. The decreased margin performance of the Equipment Group relates to the $2.4 million of amortization of acquired technology costs in the first six months of 1999 relating to the technology acquired in the Telco and NACT acquisitions, digital radio systems sold by ATI, which included sales of the new WavePLEX radio system which carries a lower profit margin than the Equipment Group's other proprietary products, and lower margins on sales of cellular equipment sold by CIS over the first six months of 1998, resulting from large contract price negotiations which enabled CIS to obtain significant sales growth of 52.1% over the first six months of 1998.

    Research and Development. Research and development expenses which relate exclusively to the Equipment Group increased $6.3 million, or 254.0%, to $8.8 million in the first six months of 1999 from $2.5 million in the first six months of 1998. The increase in expenses was attributable to the acquisitions of Telco, NACT and ATI due to the proprietary nature of their existing products requiring sustaining engineering expenses and their on-going product development efforts. Research and development expenses increased to 7.2% of total equipment sales in the first six months of 1999 from 4.4% of total equipment sales in the first six months of 1998.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $22.1 million, or 325.7%, to $28.9 million in the first six months of 1999 from $6.8 million in the first six months of 1998. The increase primarily related to expenses associated with the operations of NACT, which was acquired in late February 1998 and expenses related to the operations of Resurgens and Telco , which were acquired in the fourth quarter of 1998. Economies of scale have resulted in selling, general and administrative expenses decreasing as a percentage of total sales to 9.0% in the first six months of 1999 from 11.7% in the first six months of 1998.

    Amortization of Goodwill. Amortization of goodwill increased $4.9 million to $6.4 million in the first six months of 1999 from $1.5 million in the first six months of 1998, primarily as a result of the goodwill generated in connection with the Resurgens, Telco and NACT acquisitions and additional goodwill amortization recorded relating to the earnouts of CIS and Galaxy.

    Operating Income (Loss). Operating income increased $40.1 million to $20.8 million in the first six months of 1999 as compared to a loss of $19.3 million in the first six months of 1998 due to the significant special charges recorded during the first quarter of 1998 related to acquisitions and restructuring programs. Operating income margin was 6.5% in the first six months of 1999 as compared to (33.2%) in the first six months of 1998. Operating income increased $3.7 million , or 21.7%, in the first six months of 1999 from $17.1 million before special charges in the first six months of 1998. Operating income margin, decreased to 6.5% in the first six months of 1999 from 29.5% before special charges in the first six months of 1998. The reduction in operating income margin is due to the margins of the newly formed Telecommunications Group which are substantially less than those of the Equipment Group and the increased charges to operations for amortization of goodwill and acquired technology .

    Earning Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA increased $17.9 million, or 105.3 %, to $34.9 million in the first six months of 1999 from $17.0 million before special charges in the first six months of 1998.

    Interest and Other Income. Interest and other income decreased $500,000, or 25.0%, to $1.5 million in the first six months of 1999 from $2.0 million in the first six months of 1998 due to the reduction in invested cash balances of the Company.

    Interest Expense. Interest expense increased $1.6 million to $4.6 million in the first six months of 1999 from $3.0 million in the first six months of 1998. The increase is primarily related to the interest costs attributable to capital lease obligations at Resurgens and amortization of debt issue costs related to the $75.0 million line of credit received in December 1998.

Purchased In-Process Research and Development

    Overview. During the first quarter of 1998, $5.4 million and $44.6 million of purchased in-process R&D was expensed in connection with the acquisition of ATI and the NACT Acquisition, respectively. The $44.6 million of in-process R&D at NACT consisted of 67.3% of the value of NACT products in the development stage that were not considered to have reached technological feasibility as of the date of the NACT Acquisition. In connection with the NACT Merger, the Company revalued purchased in-process R&D to reflect the current status of in-process NACT technology and related business forecasts and to ensure compliance with the additional guidance provided by the Securities and Exchange Commission in its September 15, 1998 letter to the American Institute of Certified Public Accountants. The revalued amount approximated the $44.6 million expensed in connection with the NACT Acquisition, therefore no additional charge was recorded for purchased in-process R&D. However, the effect of the revaluation required the Company to reduce the first quarter of 1998 charge related to the purchased in-process R&D by $14.6 million and record an additional charge of $14.6 million in the fourth quarter of 1998, the period in which the NACT Merger was consummated. Consequently, net loss for the six months ended June 30, 1998 of $42.3 million as reported in the Company's Report on Form 10-Q for the three months ended June 30, 1998 is now reported as $27.7 million in this Form 10-Q Report.

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

    See Note 5 to the Consolidated Financial Statements for further discussion of the valuation of the in-process R&D.

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

     The following details the activity charged to the accrual for the fourth quarter 1998 restructuring activities during the first six months of 1999:


                                                               ReserveBalance       1999     Reserve Balance
                                                                At 12/31/98       Activity      At 6/30/99
                                                               --------------    ---------   ---------------
                                                                              (In thousands)
      Reorganize Operating Structure
        Employee termination benefits.......................       $   449        $    250       $  199
        Idle facility costs.................................           258              73          185
        Other...............................................           304             251           53
                                                                   -------        --------       ------
                                                                     1,011             574          437
      Consolidation of ATI and Telco
        Employee termination benefits.......................         1,175             866          309
        Idle facility costs.................................           577             102          475
        Other...............................................           300             118          182
                                                                   -------        --------       ------
                                                                     2,052           1,086          966
      Outsource Manufacturing
        Employee termination benefits.......................           310             195          115
        Idle facility costs.................................           365             286           79
        Other...............................................           332             332          --
                                                                   -------        --------       ------
                                                                     1,007             813          194
      Product Line Rationalization..........................           568             338          230
                                                                   -------        --------       ------
                Total.......................................       $ 4,638        $  2,811       $1,827
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

    In connection with the completion of the acquisitions above, the Company decided that certain of the Company's non-proprietary businesses were non-strategic. In December 1998, the Company formalized its plan to offer for sale all of its non-core businesses, which consist of the resale of Nortel and other original equipment manufacturers' wireline switching equipment, third party repair of telecom equipment and pay telephone refurbishment. On January 5, 1999, the Company formally announced its intention to sell these businesses. In connection therewith, in the fourth quarter of 1998, goodwill recorded for these businesses was written-down by $3.5 million to reflect the estimated loss on disposal.

    As a result of deteriorating operations experienced in the first half of 1999, management decided to terminate the resale and repair businesses. In the second quarter of 1999 an additional charge of approximately $13.7 million was recorded to reflect the estimated loss on disposal under the new liquidation program. The liquidation program should be completed in 1999. The Company is currently marketing the payphone refurbishment business to several interested parties, and expects that the sale will be completed in 1999.

    These businesses have been accounted for as discontinued operations and, accordingly, the results of operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented.

    Three Months Ended June 30, 1999 Compared to Three Months Ended June 30,1998. Sales decreased $7.4 million, or 57.1%, to $5.6 million in second quarter of 1999 from $13.0 million in the second quarter of 1998. This decrease was primarily due to a weakness in the resale of Nortel and other original equipment manufacturers' wireline switching equipment at the Company's AIT business and a decline in pay telephone refurbishment. Gross profit margin before special charges declined to (6.7%) in the second quarter of 1999 from 29.0% in the second quarter of 1998. The Company's resale of Nortel equipment business achieved a substantially lower gross margin in the first quarter of 1999 as compared to the gross margin in the first quarter of 1998 because of pricing pressures in its market and reduced sales levels. The Company also experienced margin declines in the telephone refurbishment business in 1999 primarily resulting from the reduced economies of scale related to the decline in its refurbishment revenues.

    Six Months Ended June 30, 1999 Compared to Six Months Ended June 30,1998. Sales decreased $11.5 million, or 45.6%, to $13.8 million in the six months of 1999 from $25.3 million in the first six months of 1998. This decrease was primarily due to a weakness in the resale of Nortel and other original equipment manufacturers' wireline switching equipment at the Company's AIT business and a decline in pay telephone refurbishment. Gross profit margin before special charges declined to 2.5% in the first months of 1999 from 29.5% in the first six months of 1998. The Company's resale of Nortel equipment business achieved a substantially lower gross margin in the first quarter of 1999 as compared to the gross margin in the first quarter of 1998 because of pricing pressures in its market and reduced sales levels. The Company also experienced margin declines in the telephone refurbishment business in 1999 primarily resulting from the reduced economies of scale related to the decline in its refurbishment revenues.

    During the first six months of 1998, the Company recorded special charges of approximately $5.5 million relating to the non-core businesses (see "-- Restructuring and Other Charges").

Liquidity and Capital Resources

    Overview. Cash management is a key element of the Company's operating philosophy and strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased product development, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. As of June 30, 1999, the Company had $99.0 million of cash and equivalents and approximately $69.1 million in borrowings available under its credit line to support its current working capital requirements and strategic growth initiatives.

     Operating   Activities.   Cash  provided  from  operating   activities  was
approximately $4.3 million and $3.0 million in the first six months of 1999 and 1998, respectively.

    Accounts receivable increased $26.9 million, or 38.1%, to $97.3 million at June 30, 1999 from $70.5 million at December 31, 1998. This was mainly due to increased sales activity at the Company (second quarter 1999 total sales were $183.3 million as compared to fourth quarter 1998 total sales of $73.6 million). Average days sales outstanding at June 30, 1999 were approximately 48 days as compared to 88 days at December 31, 1998. The Company's average days outstanding has declined primarily as a result of the Resurgens acquisition, as Resurgens' customers generally pay for services in 30 days or less. MCI WorldCom, the Telecommunications Group's largest customer, prepays the services it purchases twice a month. Equipment Group sales typically have terms of 30-60 days, except for sales to international customers, which generally have payment terms in excess of 90 days. The Company also has begun to enter into long-term notes receivable with selected customers. To maximize cash flow, the Company sells the notes where possible on either a non-recourse or recourse basis to a third party financing institution. As of June 30, 1999, the Company has a contingent liability of approximately $22.0 million related to notes sold with recourse. The Company believes it has recorded sufficient reserves to recognize the current risk associated with these recourse sales.

    Inventories decreased $3.4 million, or 6.9%, to $45.2 million at June 30, 1999 from $48.6 million at December 31, 1998. The decrease was due to the sale of $5.2 million of inventories related to the sale of the Company's Alpharetta, Georgia manufacturing facility and the outsourcing of ATI's wireless radios and $6.5 million write-down to inventories of the discontinued operations to the Company's evaluation of the estimated loss on sale . This decrease was partially offset by an increase in CIS inventories as a result of the timing of large equipment purchases in the first half of 1999.

     Investing Activities. Cash used by investing activities was $4.1 million and $69.8 million for the first six months of 1999 and 1998, respectively.

     In May 1999, the Company concluded negotiations to acquire substantially all the assets and assume certain liabilities of Comm/Net Holding Corporation and its wholly owned subsidiaries, Enhanced Communications Corporation, Comm/Net Services Corporation and Long Distance Exchange Corporation (Comm/Net Holdings and its wholly owned subsidiaries are collectively referred to herein as "Comm/Net") and assumed effective control of Comm/Net's operations at that time. Comm/Net headquartered in Plano, Texas, is a facilities-based provider of wholesale international long distance and wholesale prepaid calling card services, primarily to the Mexican telecommunications markets.

      In connection with the acquisition, the Company issued 23,174 shares of 4.25% Cumulative Junior Convertible Preferred Stock, Series B ( the "Series B Preferred Stock") to the stockholders of Comm/Net valued at approximately $18.5 million and paid approximately $3.5 million to retire certain notes payable outstanding at the time of acquisition. The Series B Preferred Stock is convertible into shares of World Access common stock at a conversion rate of $16.00 per common share, subject to standard anti-dilution adjustments. If the closing trading price of World Access common stock exceeds $16.00 per share for 45 consecutive trading days, the Preferred Stock will automatically convert into common stock. Preferred stock dividends begin accruing effective July 1, 1999. The acquisition of Comm/Net has been accounted for under the purchase method of accounting.

    In connection with the acquisition of Cellular Infrastructure Supply, Inc. ("CIS"), the Company paid $3.5 million and issued 440,874 shares of common stock up front to the CIS stockholders. In addition, the stockholders of CIS were issued 845,010 restricted shares of common stock. These shares were immediately placed into escrow and, together with $6.5 million in additional purchase price, will be released and paid to the stockholders of CIS contingent upon the realization of certain predefined levels of pre-tax income from CIS's operations during three one-year periods beginning January 1, 1997.

    The first measurement period for purposes of releasing escrowed shares and paying contingent cash consideration was January 1, 1997 to December 31, 1997. In reviewing CIS's pre-tax income performance as of April 30, 1997, the Company determined that it was determinable beyond a reasonable doubt that the conditions for release and payment for this first period would be met. Accordingly, 317,427 escrowed shares were accounted for as if released and $3.5 million in contingent cash payments were accounted for as if paid as of April 30, 1997. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $6.5 million at April 30, 1997. These shares were released and payment was made to the former stockholders of CIS on February 15, 1998.

    The second measurement period for purposes of releasing escrowed shares and paying CIS Additional Consideration was January 1, 1998 to December 31, 1998. In reviewing CIS's pre-tax income performance as of August 31, 1998, the Company determined that it was determinable beyond a reasonable doubt that the conditions for release and payment for the second period would be met. Accordingly, 244,929 escrowed shares were accounted for as if released and $2.0 million of CIS Additional Consideration was accounted for as if paid as of August 31, 1998. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $5.1 million and $3.1 million, respectively, as of August 31, 1998. These escrowed shares were released and CIS Additional Consideration was paid to the former stockholders of CIS on February 15, 1999.

    The third measurement period for purposes of releasing escrowed shares and paying CIS Additional Consideration is January 1, 1999 to December 31, 1999. In reviewing CIS's pre-tax income performance as of May 31, 1999, the Company determined that it was determinable beyond a reasonable doubt that the conditions for release and payment for the third period would be met. Accordingly, 122,426 escrowed shares were accounted for as if released and $1.0 million of CIS Additional Consideration was accounted for as if paid as of May 31, 1999. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $2.4 million and $1.3 million, respectively, as of May 31, 1999. These escrowed shares will be released and the CIS Additional Consideration will be paid to the former stockholders of CIS on February 15, 2000.

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

    In connection with the Company's sale of its Alpharetta, Georgia manufacturing facility and the outsourcing of the ATI wireless radios the
Company sold certain inventories to established contract manufacturing suppliers. During the second quarter the Company received approximately $4.8 million from these inventory sales.

    During each of the first six months of 1999 and 1998, the Company invested $4.2 million and $5.9 million capital expenditures, respectively. These expenditures in 1999 were primarily for enhancing and standardizing the Company's research and development operating platforms, new test equipment relating to newly introduced products, computer network and related communications equipment designed to facilitate the integration of the recent acquisitions and facility improvements required in connection with the Company's growth.

    The Company began capitalizing software development costs in the fourth quarter of 1997 in connection with its increased focus on developing proprietary technology and products. Software development costs are capitalized upon the establishment of technological feasibility of the product. During the first six months of 1999 and 1998, the Company capitalized approximately $2.5 million and $1.8 million of software development costs, respectively. The increase is primarily related to the increased development activities associated with the Company's wireless local loop product and development activities at Telco and ATI.

     Financing  Activities.  Cash provided from  financing  activities was $43.6
million  and  $6.4   million  for  the  first  six  months  of  1999  and  1998, respectively.

    In December 1998, the Company entered into a $75.0 million revolving line of credit facility (the "Facility"), with a banking syndicate group led by Bank of America, Fleet National Bank and Bank Austria Creditanstalt. The new facility consists of a 364-day revolving line of credit which may be extended under certain conditions and provides the Company the option to convert existing borrowings to a three year term loan. Borrowings under the line are secured by a first lien on substantially all the assets of the Company. The Facility, which expires in December 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/4%, at the option of the Company. As of June 30, 1999, borrowings of $5.9 million were outstanding under the Facility.

    The Facility restricts distributions from the Company's consolidated subsidiaries. Accordingly, the assets and cash flows of such subsidiaries, including WA Telcom, the primary obligor on the Notes, may not be used to pay any dividends to World Access, Inc.

    In April 1999, the Company raised approximately $47.8 million in equity, net of expenses, through the sale of 50,000 newly issued shares of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A to The 1818 Fund III, L.P. The 1818 Fund III is one of a family of private equity partnerships (the "Funds") organized to acquire substantial, non-controlling, long-term ownership positions in growing, strongly positioned companies. The Funds have provided active early support and capital to a number of highly successful telecommunications and media companies, including MCI WorldCom and Frontier Vision. The General Partner of the Funds is Brown Brothers Harriman & Co. , America's largest private bank and the oldest owner-managed business partnership in the country.

    In September 1998, the Company entered into a loan agreement with the Public Development Authority of Forsyth County, Georgia ( the "Issuer"), in the principal amount of $7,365,000. The issuer issued its tax exempt industrial revenue bonds (the "Bonds") for the sole purpose of financing a portion of the cost of the acquisition, construction and installation of the Company's Alpharetta, Georgia telecommunications equipment and printed circuit boards manufacturing plant. In March 1999, the Company sold the Alpharetta, Georgia based manufacturing operation. At the time of the sale, the Company had qualifying expenditures under the Bonds of approximately $4.1 million. The remaining $3.3 million of the proceeds were restricted for qualifying future expenditures The Bonds were completely repaid in April 1999 as required under the terms and conditions of the Bonds.

    During the first six months of 1999, the Company made principal payments under capital lease obligations of approximately $1.6 million. The capital lease obligations relate mainly to leases of the Telecommunications Group network equipment.

    During the first six months of 1999 and 1998, the Company received approximately $535,000 and 7.3 million, respectively, in cash, including related income tax benefits, from the exercises of incentive and non-qualified stock options and warrants by the Company's directors and employees.

    Income Taxes. As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees, the Company realized federal income tax benefits during 1998 and 1997 of approximately $19.5 million. Although these tax benefits do not have any effect on the Company's provision for income tax expense, they represent a significant cash benefit to the Company. This tax benefit is accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value. Due to the Company's net operating losses during 1998, approximately $10.5 million of these tax benefits have not yet been utilized and are available to reduce future taxable income of the Company. These benefits are included in Deferred income taxes on the Company's balance sheet at June 30, 1999.

     The Company's provision for income taxes attributable to continuing operations for the six months ended June 30, 1999 was $9.4 million or approximately 52.7% of income from continuing operations before income taxes. The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates due to non-deductible expenses, primarily goodwill amortization.

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

    State of Readiness. The Company is addressing the Year 2000 issue by implementing its comprehensive Year 2000 Readiness Plan (the "Y2K Plan"). The Y2K Plan involves the following phases: (1) developing an inventory of products, systems and equipment that may be affected by the Year 2000 date change, (2) assessment and (3) remediation. Efforts have been underway in certain subsidiaries of the Company since 1997, and a formal Year 2000 Readiness Program was developed in the first quarter of 1998. With the inventory and assessment phases completed for the Company's core businesses, the Company's business units are now focused on remediating Year 2000 issues. In addition, the Company has retained one of the nation's largest and most reputable providers of Year 2000 remediation and compliance services to assist in the execution of the Y2K Plan.

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

    The second phase involves risk and impact assessment, selection of appropriate remediation methods, and resource/cost assessment for compliance. Each inventory item identified in the first phase is assigned a compliance status risk level of critical, moderate, low or no risk. Items associated with critical or moderate risk are addressed with highest priority. Similarly, a risk assessment is made for the customers, suppliers and service providers identified. This phase includes contacting suppliers or manufacturers for information regarding their Year 2000 readiness, technical review of products and systems, and compliance testing. The necessary actions to bring each item into compliance are determined, and remediation costs are estimated. To address potential problems, contingency plans are developed as necessary. This phase was completed in July 1999. Information received from manufacturers and suppliers is maintained in databases to monitor compliance status, and compliance testing has been completed for Company products.

    The third phase involves the remediation for items found to be non-Year 2000 compliant. This involves replacement of equipment or upgrading of software or hardware. This phase includes communications with the Company's customers and suppliers to determine Year 2000 issues as appropriate. Verification testing is done to ensure the effectiveness of the remediation efforts. Capital assets found to be non-compliant have been, or will be replaced or remediated in this phase. This phase is expected to be completed before the end of September 1999. Most of the Company's internally controlled software has been remediated and verified. Integrated testing (also known as "end-to-end" testing) is planned and should expose unforeseen compliance problems associated with system interfaces and dependencies.

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

    All Transport and Access products have been determined to be Year 2000 compliant, or may be upgraded. Software required for upgrades is presently available. Switching products have also been determined to be Year 2000 compliant, or may be upgraded at no charge, with the exception of the obsolete LCX (superseded by the STX). LCX customers have been contacted to advise them that this product may experience minor data-logging failures associated with the Year 2000, and that the fully compliant STX provides direct replacement. NTS-2000 Billing System software is fully Year 2000 compliant, and compliant NTS-1000 Billing System software was released in April 1999.

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

    Costs. The total cost associated with the Company's Year 2000 remediation initiative is not expected to be material to the Company's financial condition or results of operations. During the first six months of 1999, the Company spent approximately $600,000 in connection with Year 2000 issues and the Company has spent a total of approximately $1.9 million since 1997 in connection with Year 2000 issues. The Telecommunications Group estimates $2.0 million will be required in 1999 for upgrades to switching equipment and billing systems. The Equipment Group estimates $800,000 million will be required in 1999 for upgrades and remediation efforts. The estimated total cost of the Company's Year 2000 initiative is not expected to exceed $4.7 million and is being funded through operating cash flows of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

    At June 30, 1999, the Company was not invested in any market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

    The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either the prime rate or two percent over the London Interbank Offered Rates. The Company had $5.9 million outstanding pursuant to its revolving line of credit agreement at June 30, 1999. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

        Following the Company's announcement on January 5, 1999, regarding earnings expectations for the quarter and year ended December 31, 1998, and the subsequent decline in the price of the Company's common stock, 22 putative class action complaints were filed against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division (the "Court"). The Company and certain of its then current officers and directors were named as defendants. A second decline in the Company's stock price occurred shortly after actual earnings were announced on February 11, 1999, and a few of these cases were amended, and additional, similar complaints were filed. The pending cases were consolidated pursuant to an order entered by the Court on April 28, 1999. The Court has deferred ruling on a pending motion regarding the appointment of lead plaintiffs and lead counsel.

       The plaintiffs filed a Consolidated Amended Class Action Complaint (the "Amended Complaint") on May 28, 1999, naming as defendants the Company, Steven
A. Odom, Mark A. Gergel, Hensley E. West, Martin D. Kidder, and Stephen J. Clearman. In the Amended Complaint, the plaintiffs have asserted claims for violations of the federal securities laws arising from alleged misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures, principally related to alleged performance problems with the Company's CDX switch and alleged customer and sales problems arising therefrom. Although the issue of class certification has not yet been addressed, the Amended Complaint is filed on behalf of: (a) persons who purchased shares of the Company's common stock during the period from April 29, 1997 through February 11, 1999; (b) shareholders of Telco who received shares of the Company's common stock as a result of the Company's acquisition of Telco that closed on November 30, 1998; and (c) shareholders of NACT who received shares of the Company's common stock as a result of the Company's acquisition of NACT that closed on October 28, 1998. The plaintiffs have requested damages in an unspecified amount and litigation expenses in their Amended Complaint.

       On June 28, 1999, the defendants moved to dismiss the Amended Complaint on both substantive and procedural grounds. The motion is currently pending before the Court. Although the Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the federal securities laws, there can be no assurance that the Company will not sustain material liability as a result of or related to this shareholder suit.

Item 2.  Changes in Securities and Use of Proceeds

      On April 21, 1999, the Company sold 50,000 newly issued shares of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A (the "Series A Preferred Stock") to The 1818 Fund III, L.P. Each share of Series A Preferred Stock is convertible at the option of the holder into the Company's common stock in accordance with a conversion formula equal to the liquidation preference per share divided by a conversion price of $11.50 per share, subject to adjustment. If the closing trading price of the Company's common stock as quoted by The Nasdaq Stock Market ("Nasdaq") exceeds $30 per share for 45 consecutive trading days, the Series A Preferred Stock will be automatically converted into the Company's common stock. Pursuant to an amendment to the Company's Certificate of Incorporation, the holders of Series A Preferred Stock have certain supermajority voting rights upon certain circumstances such as the authorization of a class of securities having senior or parity rights with the Series A Preferred Stock, a reorganization or liquidation of the Company or a consolidation or merger of the Company with a third party. In addition, the Series A Preferred Stock ranks senior to the Company's Common Stock with respect to dividend rights and rights on liquidation, dissolution or winding up. The Series A Preferred Stock was issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), under
Section 4(2) of the Securities Act, which provides an exemption from registration for transactions by an issuer not involving a public filing, as the securities were issued to only one party.

       In June 1999, in connection with the acquisition of substantially all the assets of and assumption of certain liabilities of Comm/Net Holding Corporation and its wholly owned subsidiaries, Enhanced Communications Corporation, Comm/Net Services Corporation and Long Distance Exchange Corporation (Comm/Net Holdings and its wholly owned subsidiaries (collectively referred to herein as "Comm/Net"), the Company issued an aggregate of 23,174 shares of 4.25% Cumulative Junior Convertible Preferred Stock, Series B ( the "Series B Preferred Stock") to Comm/Net. The Series B Preferred Stock is convertible into shares of World Access common stock at a conversion rate of $16.00 per common share, subject to standard anti-dilution adjustments. If the closing trading price of the Company's common stock as quoted on Nasdaq exceeds $16 per share for 45 consecutive trading days, the Series B Preferred Stock will be automatically converted into the Company's common stock. Pursuant to an amendment to the Company's Certificate of Incorporation, the Series B Preferred Stock ranks senior to the Company's Common Stock and junior to the Series A Preferred Stock with respect to dividend rights and rights on liquidation, dissolution or winding up. The Series B referred Stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act, which provides an exemption from registration for transactions by an issuer not involving a public filing, as the securities were issued to only one party.

Item 3.  Defaults Upon Senior Securities

        None

 Item 4.  Submission of Matters to a Vote of Security Holders

       The 1999 Annual Meeting of the stockholders of World Access, Inc. was held on June 15, 1999 at the Resurgens Plaza building in Atlanta, Georgia. There were 44,885,893 shares of Common Stock of issued and outstanding and entitled to vote the meeting, of which 39,442,238 were present in person or by proxy. In addition, there were 50,000 shares of Series A Preferred Stock issued and outstanding and entitled to vote at the meeting with the Company's Common Stock on an as converted basis into 4,347,826 common shares, all of which were present in person or by proxy. At the meeting, the following matters were voted on:


                                                                                       For       Withheld
                                                                                   ----------    --------
    To approve the election of Lawrence C. Tucker
    to the Board of Directors.                                                     43,202,065     587,999


                                                                                                                         Broker
                                                                                       For       Against     Abstain    Non Votes
                                                                                   ----------    ---------   -------    ----------

    To approve the proposal to amend the Company's Outside Director Warrant Plan to increase the number of warrants issuable under the Plan
    from 1.2 million to 2.4 million.                                               23,689,525   2,090,500    290,873    17,719,166

    To approve the proposal to amend the Company's 1998 Incentive Equity Plan to increase the number of stock options issuable under the Plan
    from 5.0 million to 7.5 million.                                               22,870,296   2,500,739    199,523    18,219,506

    To approve the proposal to adopt the Company's
    Short-Term Incentive Plan for Senior Executives.                               23,215,292   2,155,552    199,714    18,219,506


Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

2.1 Agreement and Plan of Reorganization, dated May 27, 1999, by and among WA Telcom Products Co., Inc., World Access, Inc., Comm/Net Holding Corporation, Enhanced Communications Corporation, Comm/Net Services Corporation, Long Distance Exchange Corporation, Gregory A. Somers, Kelli J. Somers, R. Scott Birdwell, Teleplus Telecommunications, Inc., Jeff Becker, Michael Billingsly, Chris Johns and Denny D. Somers (incorporated herein by reference to Exhibit 2 to the Company's Form 8-K, filed with the Commission on July 14, 1999).

3.1 Certificate of Incorporation of the Company and Amendments to Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company's Form S-4, filed with the Commission on October 6, 1998, Registration No. 333-65386; Amendment to Certificate of Incorporation incorporated by reference herein to Exhibit 3.2 to Form 8-K of the Company's predecessor, World Access, Inc., filed with the Commission on October 28, 1998).

3.2 Certificate of Designation of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A (incorporated by reference herein to Exhibit 4 to the Company's Form 8-K, filed with the Commission on May 3, 1999).

3.3 Certificate of Designation of 4.25% Cumulative Junior Convertible Preferred Stock, Series B (incorporated by reference herein to Exhibit
         4.1 to the Company's  Form 8-K,  filed with the  Commission on July 14,
         1999).

3.4      Bylaws of the Company  (incorporated  by reference  herein  to  Exhibit
         3.2 to the Company's Form S-4, filed with the Commission on October 6, 1998, Registration No. 333-65389).

4.1 Certificate of Designation of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A (incorporated by reference herein to Exhibit 4 to the Company's Form 8-K, filed with the Commission on May 3, 1999).

4.2 Certificate of Designation of 4.25% Cumulative Junior Convertible Preferred Stock, Series B (incorporated by reference herein to Exhibit
         4.1 to the Company's  Form 8-K,  filed with the  Commission on July 14,
         1999).

27.1     Financial Data Schedule (for SEC use only).

(B) Reports on Form 8-K

     The Company filed a Report on Form 8-K on May 3, 1999 reporting the sale of 50,000 shares of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A to The 1818 Fund III, L.P.

    On July 14, 1999, the Company filed a Report on Form 8-K announcing that WA Telcom Products Co., Inc., a wholly owned subsidiary of the Company, acquired substantially all the assets and assumed certain liabilities of Comm/Net Holding Corporation and its wholly owned subsidiaries, Enhanced Communications Corporation, Comm/Net Services Corporation and Long Distance Exchange Corporation.



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

Dated: August 16, 1999