Form 10-K/A
period 1998-12-31
WORLD ACCESS INC /NEW/
filed 1999-08-31
CIK 1071645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(AMENDING PART I -- ITEM 1; PART II -- ITEMS 5, 7, 8 AND 9; AND PART IV -- ITEM
                                      14)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 1999 are incorporated into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WORLD ACCESS, INC.
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1    Business....................................................     1
Item 2    Properties..................................................    20
Item 3    Legal Proceedings...........................................    20
Item 4    Submission of Matters to a Vote of Security Holders.........    21
Item 4.5  Executive Officers of the Registrant........................    22

                                   PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    24
Item 6    Selected Financial Data.....................................    25
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    26
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risks.......................................................    50
Item 8    Financial Statements and Supplementary Information..........    50
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    89

                                   PART III
Item 10   Directors and Executive Officers of the Registrant..........    89
Item 11   Executive Compensation......................................    89
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................    89
Item 13   Certain Relationships and Related Transactions..............    89

                                   PART IV
Item 14   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    90

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

ENGINEERING AND PRODUCT DEVELOPMENT

     The Company has a decentralized approach to engineering support and product development activities, with NACT, Telco, ATI and Galaxy maintaining separate groups to support their respective products and customers. The Company's internal engineering resources permit it to continually reduce the production costs and improve the feasibility of its products. The Executive Vice President of Product Development for the Equipment Group monitors these development activities to ensure common technology platforms, software languages, testing protocols, etc. are used to minimize costs and facilitate efficient interfaces between the Company's products. The Company's engineers have significant experience in switching systems configurations, transmission and access applications and wireless technology such as spread spectrum CDMA, radio path calculations, field performance measurement and frequency licensing. As of March 30, 1999, there were 241 professional engineers and supporting personnel employed by the Company, including 102 at Telco, 67 RF engineers at Galaxy, 34 at NACT and 21 in a product development group maintained at the Equipment Group level.

     The Company's research and development expenses approximated $6.8 million, $1.6 million and $580,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The significant increase in research and development expenses in 1998 over 1997 was mainly as a result of the research and development spending of ATI, NACT and Telco which were acquired during 1998. Research and development expenses of ATI, NACT and Telco are significantly higher than those historically recognized by the Company due to the proprietary nature of their existing products and their on-going product development efforts. A significant portion of the research and development expenses in 1997 and 1996 related to the Company's corporate level development group which has been developing the WLL-2000 product.

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

SALE OF UNREGISTERED SECURITIES

     On December 14, 1998, pursuant to the Plan approved by the Bankruptcy Court in the Bankruptcy Case and the merger agreement between the Company and RCG, the Company issued 9,312,500 shares of its common stock to a disbursing agent to be distributed to creditors of RCG in exchange for the discharge by such creditors of RCG of all indebtedness of and claims against RCG (approximately $375.0 million). The shares were issued under Section 1145 of the United States Bankruptcy Code which generally provides that the registration requirements of the Securities Act do not apply to the offer or sale under a plan of reorganization of securities of a debtor in exchange for a claim against, or interest in, the debtor. Section 1145 further provides that an offer or sale of securities under the Section is deemed to be a public offering.

     On December 14, 1998, the Company issued 1,875,000 shares of common stock to Renaissance Partners II, the sole stockholder of Cherry U.K., in connection with the Company's acquisition of Cherry U.K. The shares were issued under
Section 4(2) of the Securities Act which provides for an exemption from the registration requirements of the Securities Act for transactions by an issuer not involving any public offering.

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

     As a result of the acquisitions in 1998, the various restructuring actions initiated in the first and fourth quarters of 1998 and the discontinuance of its non-core businesses, the Company recorded charges as follows:

                                                        CONTINUING   DISCONTINUED
                                                        OPERATIONS    OPERATIONS     TOTAL
                                                        ----------   ------------   --------
In-process research and development...................   $100,300      $    --      $100,300
Restructuring and other charges.......................     17,240        2,650        19,890
Write-down of inventories.............................      9,292        7,818        17,110
Provision for doubtful accounts.......................     10,674        1,926        12,600
Goodwill impairment...................................      6,200           --         6,200
Write-down of discontinued operations to net
  realizable value....................................         --        3,500         3,500
                                                         --------      -------      --------
                                                         $143,706      $15,894      $159,600
                                                         ========      =======      ========

     For further discussion relating to these charges see "Purchased In-Process Research and Development, Restructuring and Other Charges, Discontinued Operations and Goodwill Impairment".

     In December 1998, the Company formalized its plan to offer for sale all of its non-core businesses, which consist of the resale of Nortel and other original equipment manufacturers' wireline switching equipment, third party repair of telecommunications equipment and pay telephone refurbishment. These businesses have been accounted for as discontinued operations and, accordingly, the results of operations have been excluded from continuing operations in the consolidated Statements of Operations.

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

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total sales from continuing operations except other data, which is expressed as a percentage of the applicable revenue type:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
  Equipment sales...........................................   91.4%   100.0%   100.0%
  Carrier service revenues..................................    8.6       --       --
                                                              -----    -----    -----
          Total sales.......................................  100.0    100.0    100.0
  Cost of equipment sold....................................   48.9     56.6     82.2
  Write-down of inventories.................................    6.1       --       --
  Cost of carrier services..................................    8.2       --       --
                                                              -----    -----    -----
          Total cost of sales...............................   63.2     56.6     82.2
                                                              -----    -----    -----
          Gross profit......................................   36.8     43.4     17.8
  Research and development..................................    4.5      3.4      3.4
  Selling, general and administrative.......................   13.1     13.6     21.4
  Amortization of goodwill..................................    2.8      2.3      1.1
  In-process research and development.......................   65.9       --       --

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
  Write-down of impaired goodwill...........................    4.1       --       --
  Provision for doubtful accounts...........................    7.4       --       --
  Restructuring and other charges...........................   11.3       --       --
                                                              -----    -----    -----
          Operating income (loss)...........................  (72.3)    24.1     (8.1)
  Interest and other income.................................    2.2      5.1      1.6
  Interest expense..........................................   (4.5)    (2.1)    (0.2)
                                                              -----    -----    -----
          Income (loss) from continuing operations before
            income taxes and minority interests.............  (74.6)    27.1     (6.7)
  Income taxes (benefits)...................................   (0.9)     9.9     (0.6)
                                                              -----    -----    -----
  Income (loss) from continuing operations before minority
     interests..............................................  (73.7)    17.2     (6.1)
  Minority interests in earnings of subsidiary..............    1.6       --       --
                                                              -----    -----    -----
          Income (loss) from continuing operations..........  (75.3)%   17.2%    (6.1)%
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

     Operating Income. Operating income increased $13.1 million, or 945.9%, to $11.7 million in 1997 from a loss of $(1.4) million in 1996 as a result of the factors discussed previously under Sales, Gross Profit, Research and Development, Selling, General and Administrative Expenses and Amortization of Goodwill. Operating income margin increased to 24.1% in 1997 from (8.1)% in 1996.

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

     During 1998, the Company also recorded special charges of approximately $12.4 million relating to the non-core businesses (see "-- Restructuring and Other Charges"). In addition, the net asset value recorded for these businesses was written-down by $3.5 million to reflect the estimated loss on disposal.

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

     Set forth in the table below are details relating to the significant NACT in-process research and development projects (dollar amounts in thousands):

                                                                               PERCENTAGE OF        ESTIMATED COSTS TO
                                                                              COMPLETION AS OF       COMPLETION AS OF
                                                                           ----------------------    THE ACQUISITION
                                       PERCENTAGE OF    COSTS INCURRED                                   DATE FOR
                                           IPR&D       AS OF ACQUISITION   ACQUISITION              ------------------
DEVELOPMENT PROJECT                       CHARGE             DATE             DATE       12/31/98   1998   1999   2000
-------------------                    -------------   -----------------   -----------   --------   ----   ----   ----
STX Application Switching Platform...       43%             $1,347             80%          83%     $56    $285   $ --
TCPIP................................        7                 227             90           93        8      17     --
SS7/C7...............................       14               1,280             72           75       54     324    116
NTS Telemanagement and Billing
  System.............................       26               1,425             91           95       54      82     --
E1/T1 Conversion.....................        6                 125             48           55       20     117     --
MCU..................................        1                 123             24           36       66     334     --
68060................................        2                 218             48           61       60     178     --

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

     Set forth in the table below are details relating to the significant Telco in-process research and development projects (dollar amounts in thousands):

                                                                           PERCENTAGE OF
                                                                          COMPLETION AS OF
                                                                       ----------------------   ESTIMATED COSTS TO COMPLETION
                                   PERCENTAGE OF    COSTS INCURRED                              AS OF THE ACQUISITION DATE FOR
                                       IPR&D       AS OF ACQUISITION   ACQUISITION              ------------------------------
DEVELOPMENT PROJECT                   CHARGE             DATE             DATE       12/31/98    1998       1999        2000
-------------------                -------------   -----------------   -----------   --------   ------    --------    --------
Access 45/60 Release 1...........        6%             $2,610             72%          74%      $ 77      $  923      $   --
EdgeLink 300 and 300 E1..........       41                 880             47           51         76         914          --
SONET Edge Device................        5               1,090             24           28        195       2,345       1,000
EdgeLink 650.....................       18               1,830             39           43        227       2,723          --
Voice over Packet Engines........       12               1,730             45           49        162       1,948          --

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

                                                              CONTINUING   DISCONTINUED
                                                              OPERATIONS    OPERATIONS     TOTAL
                                                              ----------   ------------   -------
                                                                        (IN THOUSANDS)
First Quarter
  Restructuring Charges
     Severance and termination benefits.....................   $   175       $   375      $   550
     Idle facility costs....................................       125         1,215        1,340
     Idle production equipment..............................       290         1,060        1,350
                                                               -------       -------      -------
                                                                   590         2,650        3,240

                                                              CONTINUING   DISCONTINUED
                                                              OPERATIONS    OPERATIONS     TOTAL
                                                              ----------   ------------   -------
                                                                        (IN THOUSANDS)
  Related Charges
     Write-down of inventories..............................       465         2,895        3,360
                                                               -------       -------      -------
          Total First Quarter...............................     1,055         5,545        6,600
                                                               -------       -------      -------
Fourth Quarter
  Restructuring Charges
     Severance and termination benefits.....................     2,050            --        2,050
     Idle facility costs....................................     1,200            --        1,200
     Asset write-downs......................................    11,763            --       11,763
     Other exit costs.......................................     1,637            --        1,637
                                                               -------       -------      -------
                                                                16,650            --       16,650
  Related Charges
     Write-down of inventories..............................     8,827         4,923       13,750
     Provision for doubtful accounts........................    10,674         1,926       12,600
                                                               -------       -------      -------
          Total Fourth Quarter..............................    36,151         6,849       43,000
                                                               -------       -------      -------
          Total Charges.....................................   $37,206       $12,394      $49,600
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

     Fourth Quarter 1998. In December 1998, in connection with the (i) recently completed NACT Merger, Telco Merger and Resurgens Merger; (ii) election of several new outside directors to the Company's Board; and (iii) appointment of a new Chief Executive Officer, the Company approved and began implementing a major restructuring program which included the following activities:

     - Reorganize the Company's Equipment Group operating structure.

     - Consolidate the Company's ATI operations in Wilmington, Massachusetts into Telco's facility in Norwood, Massachusetts.

     - Outsource its electrical manufacturing requirements resulting in the sale of the Company's Alpharetta, Georgia manufacturing operations to an established contract manufacturer.

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

     An integral part of the restructuring program was the Company's decision to outsource all its electrical manufacturing requirements and sell its Alpharetta, Georgia manufacturing operations to an established contract manufacturer. Approximately 25 personnel who were not offered employment by the new buyer received severance and other termination benefits consistent with the Company's severance policy, the majority of which was paid in January and February 1999. Restructuring charges also included the write-off of leasehold improvements related to the manufacturing portion of the Alpharetta facility, and to write-down production equipment and other manufacturing assets to their estimated net realizable values. The Company completed the sale of its manufacturing operations in March 1999. The actual loss incurred in connection with the sale did not differ materially from the amounts recorded in the restructuring charges.

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

     The total provision for doubtful accounts related to continuing operations in 1998 was $11.3 million. Of this amount, $10.7 million related specifically to previous sales of CDX equipment. In January 1999, the Company elected to reallocate development resources targeted for the CDX switch as a stand-alone product to the integration of the central office functionality of the CDX switch and the long-distance functionality of NACT's switch into a common, next generation technology platform. Our customers (four accounted for the majority of the provision) were designing and building international telecommunications networks based on the CDX switch. Our decision to not support the CDX in the future has influenced some customers to replace their CDX switch with a competing product. In addition, even though the CDX is functional and is currently being operated, our customers had requested several technological improvements and upgrades. The Company's decision to not spend additional efforts to satisfy those requests have put a strain on our relationship with our customers. In addition, deploying telecommunication networks is very capital intensive and some of our customers have run into financial difficulties. These factors have contributed to the difficulty in receiving payment from our customers. We have filed lawsuits against several customers in an effort to receive the monies due, however, the Company has recorded a provision for estimated uncollectible amounts.

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

GOODWILL IMPAIRMENT

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

                                                                      QUARTER ENDED
                                ------------------------------------------------------------------------------------------
                                MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                  1997        1997       1997        1997       1998        1998       1998        1998
                                ---------   --------   ---------   --------   ---------   --------   ---------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Equipment sales...............   $7,628     $13,525     $14,426    $13,035    $ 22,860    $33,823     $35,619    $  46,688
Carrier service revenues......       --          --          --         --         545        719         629       11,250
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Total sales...............    7,628      13,525      14,426     13,035      23,405     34,542      36,248       57,938
Cost of equipment sold........    4,767       7,761       7,032      7,967      11,717     17,171      18,395       27,005
Write-down of inventories.....       --          --          --         --         465         --          --        8,827
Cost of carrier services......       --          --          --         --         492        625         628       10,777
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Total cost of sales.......    4,767       7,761       7,032      7,967      12,674     17,796      19,023       46,609
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Gross profit..............    2,861       5,764       7,394      5,068      10,731     16,746      17,225       11,329
Research and development......      260         378         553        456         732      1,746       1,778        2,586
Selling, general and
  administrative..............    1,218       1,776       1,890      1,681       2,776      3,779       4,938        8,491
Amortization of goodwill......      123         219         384        384         643        833         927        1,852
In-process research and
  development(1)..............       --          --          --         --      35,400         --          --       64,900
Goodwill impairment...........       --          --          --         --          --         --          --        6,200
Provision for doubtful
  accounts....................        5           4          22         18           9        235         166       10,922
Restructuring and other
  charges.....................       --          --          --         --         590         --          --       16,650
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Operating income (loss)...    1,255       3,387       4,545      2,529     (29,419)    10,153       9,416     (100,272)
Interest and other income.....      405         238         226      1,597       1,271        700         857          591
Interest expense..............       --          --          (7)    (1,033)     (1,443)    (1,516)     (1,641)      (2,232)
                                 ------     -------     -------    -------    --------    -------     -------    ---------
 Income (loss) from continuing
      operations before income
      taxes and minority
      interests...............    1,660       3,625       4,764      3,093     (29,591)     9,337       8,632     (101,913)
Income taxes (benefits).......      546       1,352       1,774      1,120       2,185      3,720       3,473      (10,765)
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Income (loss) from
      continuing operations
      before
      minority interests......    1,114       2,273       2,990      1,973     (31,776)     5,617       5,159      (91,148)
Minority interests in earnings
  of subsidiary...............       --          --          --         --         684        849       1,090         (126)
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Income (loss) from
      continuing operations...    1,114       2,273       2,990      1,973     (32,460)     4,768       4,069      (91,022)
Net income (loss) from
  discontinued operations.....    1,498       1,155       1,381        750      (1,742)     1,702       2,962       (4,979)
Write-down of discontinued
  operations to net realizable
  value.......................       --          --          --         --          --         --          --       (3,500)
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Net income (loss).........   $2,612     $ 3,428     $ 4,371    $ 2,723    $(34,202)   $ 6,470     $ 7,031    $ (99,501)
                                 ======     =======     =======    =======    ========    =======     =======    =========
Net Income (Loss) Per Common
  Share:
    Continuing Operations.....   $ 0.06     $  0.12     $  0.15    $  0.10    $  (1.68)   $  0.22     $  0.20    $   (4.12)
    Discontinued Operations...     0.09        0.06        0.07       0.04       (0.09)      0.08        0.12        (0.38)
                                 ------     -------     -------    -------    --------    -------     -------    ---------
    Net Income (Loss).........   $ 0.15     $  0.18     $  0.22    $  0.14    $  (1.77)   $  0.30     $  0.32    $   (4.50)
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

     The following table sets forth the above unaudited quarterly financial information as a percentage of total sales from continuing operations:

                                                                              QUARTER ENDED
                                        -----------------------------------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1997        1997       1997        1997       1998        1998       1998        1998
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
Equipment sales.......................    100.0%     100.0%      100.0%     100.0%       97.7%      97.9%       98.3%       80.6%
Carrier service revenues..............       --         --          --         --         2.3        2.1         1.7        19.4
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Total sales.......................    100.0      100.0       100.0      100.0       100.0      100.0       100.0       100.0
Cost of equipment sold................     62.5       57.4        48.7       61.1        50.1       49.7        50.8        46.6
Write-down of inventories.............       --         --          --         --         2.0         --          --        15.2
Cost of carrier services..............       --         --          --         --         2.0        1.8         1.7        18.6
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Total cost of sales...............     62.5       57.4        48.7       61.1        54.1       51.5        52.5        80.4
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Gross profit......................     37.5       42.6        51.3       38.9        45.9       48.5        47.5        19.6
Research and development..............      3.4        2.8         3.8        3.5         3.1        5.1         4.9         4.5
Selling, general and administrative...     16.0       13.2        13.1       12.9        11.9       10.9        13.6        14.7
Amortization of goodwill..............      1.6        1.6         2.7        3.0         2.7        2.4         2.5         3.2
In-process research and development...       --         --          --         --       151.2         --          --       112.0
Goodwill impairment...................       --         --          --         --          --         --          --        10.7
Provision for doubtful accounts.......       --         --         0.2        0.1          --        0.7         0.5        18.9
Restructuring and other charges.......       --         --          --         --         2.5         --          --        28.7
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Operating income (loss)...........     16.5       25.0        31.5       19.4      (125.5)      29.4        26.0      (173.1)
Interest and other income.............      5.3        1.8         1.6       12.2         5.3        2.0         2.3         1.0
Interest expense......................       --         --        (0.1)      (7.9)       (6.2)      (4.4)       (4.5)       (3.8)
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Income (loss) from continuing
      operations before income taxes
      and minority interests..........     21.8       26.8        33.0       23.7      (126.4)      27.0        23.8      (175.9)
Income taxes (benefits)...............      7.1       10.0        12.3        8.6         9.4       10.8         9.6       (18.6)
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Income (loss) from continuing
      operations before minority
      interests.......................     14.7       16.8        20.7       15.1      (135.8)      16.2        14.2      (157.3)
Minority interests in earnings of
  subsidiary..........................       --         --          --         --         2.9        2.4         3.0        (0.2)
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Income (loss) from continuing
      operations......................     14.7       16.8        20.7       15.1      (138.7)      13.8        11.2      (157.1)
Net income (loss) from discontinued
  operations..........................     19.6        8.5         9.6        5.8        (7.4)       4.9         8.2        (8.6)
Write-down of discontinued operations
  to net realizable value.............       --         --          --         --          --         --          --        (6.0)
                                          -----      -----       -----      -----      ------      -----       -----      ------
    Net income (loss).................     34.3%      25.3%       30.3%      20.9%     (146.1)%     18.7%       19.4%     (171.7)%
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

          INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Auditors..............................    51
Report of Independent Accountants...........................    52
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................    53
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................    54
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1998, 1997 and 1996......    55
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................    56
Notes to Consolidated Financial Statements..................    57
Supplementary Financial Information of WA Telcom Products
  Co., Inc. ................................................    88

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of World Access, Inc.,

     We have audited the accompanying consolidated balance sheet of World Access, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Access, Inc. and subsidiaries at December 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates impairment of long-lived assets pursuant to Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically evaluates property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. This evaluation consists of comparing estimated future cash flows over the remaining life of the asset to its carrying value. When such evaluation results in a deficiency, the asset is written down to its estimated fair value.

OTHER ACCRUED LIABILITIES

     At December 31, 1998, other accrued liabilities included customer deposits, accrued payroll and accrued restructuring costs, of $6.9 million, $5.8 million and $4.6 million, respectively.

EARNINGS PER SHARE

     Effective in 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options, stock warrants and convertible notes. Due to the net loss incurred in 1998, approximately 1.2 million shares of potential common stock were excluded in the calculation of diluted loss per share for 1998. Approximately 1.5 million shares of potential common stock were included in the calculation of diluted earnings per share for 1997 and 1996. A total of 8,307,000, 995,000, and 401,000 shares of common stock, held in escrow primarily from certain business acquisitions (see "Note B"), were excluded from the earnings per share calculations for 1998, 1997 and 1996, respectively, because the conditions for release of shares from escrow had not been satisfied.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement is effective for fiscal years beginning after December 15, 1998. In April 1998, the ACSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This statement is effective for fiscal years beginning after December 15, 1998. The future adoption of SFAS 133, SOP 98-1 and SOP 98-5 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

RECLASSIFICATIONS

     Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE B:  ACQUISITIONS

1998 ACQUISITIONS

     The following table represents the purchase price and the allocation to the fair values of assets and liabilities for the acquisitions completed in 1998. See Note H for further discussion relating to goodwill and other intangibles acquired.

                                                 ATI       NACT      TELCO     RESURGENS    TOTAL
                                               -------   --------   --------   ---------   --------
                                                                  (IN THOUSANDS)
Purchase price...............................  $11,343   $168,931   $159,087   $104,846    $444,207
                                               =======   ========   ========   ========    ========
Allocation to fair values of assets and
  liabilities:
Goodwill.....................................  $ 3,265   $ 92,688   $ 39,418   $ 78,625    $213,996
In-process research and development..........    5,400     44,600     50,300         --     100,300
Existing technology acquired.................       --      4,400     34,000         --      38,400
Patents......................................       --         --      6,800         --       6,800
Other assets and liabilities.................    2,678     27,243     28,569     26,221      84,711
                                               -------   --------   --------   --------    --------
                                               $11,343   $168,931   $159,087   $104,846    $444,207
                                               =======   ========   ========   ========    ========

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

     In connection with the ATI Merger, the stockholders of ATI received approximately $300,000 in cash and 424,932 restricted shares of the Company's common stock valued at approximately $6.3 million. The Company's policy is to value restricted stock issued in acquisitions at the average market price of its common stock for the three trading days prior and the three trading days subsequent to the date economic terms of the acquisition are announced (the "Stock Valuation Date"), less a discount to reflect the lack of marketability caused by trading restrictions, size of the share issuances and other relevant factors. A discount factor of 30% was used to value the 424,932 restricted shares, which was based on previous sales of restricted Company common stock and independent studies regarding discount attributable to lack of marketability. Management believes the discount rate used to value these restricted shares was appropriate and reasonable. The Company also paid approximately $3.6 million of ATI's indebtedness in connection with the ATI Merger.

     In addition to the shares noted above, the stockholders of ATI were issued 209,050 restricted shares of the Company's common stock. These shares were immediately placed into escrow and will be released to the stockholders of ATI contingent upon the realization of predefined levels of pre-tax income from ATI's operations during calendar years 1998 and 1999. Upon issuance, the 209,050 escrowed shares were valued by the Company at par value only, or $2,091. As it becomes determinable beyond a reasonable doubt that the conditions for release from escrow will be met, the fair market value of the shares as measured at that time will be recorded as additional goodwill and stockholders' equity, respectively. To date, the pre-tax income of ATI has been below the level required to release escrowed shares.

     The acquisition of ATI has been accounted for using the purchase method of accounting. Accordingly, the results of ATI's operations have been included in the accompanying consolidated financial statements from January 29, 1998. The purchase price was allocated to the net assets acquired, including $5.4 million of purchased in-process research and development ("R&D"). The excess of purchase price over the fair value of

                      WORLD ACCESS, INC. AND SUBSIDIARIES
net assets acquired, currently $3.3 million, has been recorded as goodwill and is being amortized over a 15 year period.

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

     Under the terms of the Company's stock purchase agreement with GST, the Company and GST agreed to share evenly the costs of any judgement against NACT as a result of a patent dispute claim filed by Aerotel, Ltd. and Aerotel U.S.A., Inc. (collectively "Aerotel") in 1996. Subsequent to the NACT Acquisition, the Company actively engaged in settlement negotiations. On October 26, 1998, the Company, GST and Aerotel settled the Aerotel litigation. The Company's portion of the total settlement costs, including NACT legal fees, was approximately $3.4 million. The payment made to Aerotel was satisfied through the issuance of 137,334 shares of Company common stock. The settlement costs incurred by the Company as a result of the Aerotel litigation have been accounted for as additional NACT purchase price.

     On February 24, 1998, the Company entered into a merger agreement with NACT pursuant to which the Company agreed to acquire all of the shares of NACT common stock not already owned by the Company or GST USA (the "NACT Merger"). On October 28, 1998, the NACT Merger was completed whereby the Company issued 2,790,182 shares of the Company's common stock valued at approximately $67.8 million for the remaining minority interest of NACT. These shares were valued at $24.29 per share, the average trading price of Company common stock on the Stock Valuation Date.

     The acquisition of NACT has been accounted for using the purchase method of accounting. Accordingly, the results of NACT's operations have been included in the accompanying consolidated financial statements from February 27, 1998, the date the majority interest was acquired. The purchase price was allocated to the net assets acquired, including $44.6 million of purchased in-process R&D. The excess of purchase price over the fair value of net assets acquired of approximately $92.7 million has been recorded as goodwill and is being amortized over a 20 year period.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     In connection with the Telco Merger, the stockholders of Telco received 7,041,773 shares of the Company's common stock valued at approximately $143.0 million. Pursuant to the merger agreement, the number of shares issued was to be determined by the quotient of $17.00 divided by the average of the last reported sales price of one share of Company common stock on Nasdaq during a period of 20 trading days before the closing of the Telco Merger. Since the purchase price (i.e., the number of shares) was not determined until the closing of the Telco Merger, the shares issued were valued at $20.31 which was the closing price of the Company's common stock on November 30, 1998. In addition, the Company issued 1,028,670 non-qualified options to purchase Company common stock at an average exercise price of $15.78 per share in exchange for substantially all the options held by Telco employees, which became immediately vested in connection with the Telco Merger. These options had an initial fair value using the Black-Scholes pricing model of approximately $10.8 million.

     The acquisition of Telco has been accounted for using the purchase method of accounting. Accordingly, the results of Telco's operations have been included in the accompanying consolidated financial statements from November 30, 1998. The purchase price was allocated to net assets acquired, including $50.3 million of purchased in-process R&D. The excess of purchase price over the fair value of net assets acquired of approximately $39.4 million has been recorded as goodwill and is being amortized over a 20 year period.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     Upon issuance, the 7.5 million escrowed shares were valued by the Company at par value only, or $75,000. As it becomes determinable beyond a reasonable doubt that the conditions for release from escrow will be met, the fair market value of the shares as measured at that time will be recorded as additional goodwill and stockholders' equity, respectively.

     The acquisition of Resurgens has been accounted for using the purchase method of accounting. Accordingly, the results of Resurgen's operations have been included in the accompanying consolidated financial statements from December 14, 1998. The excess of purchase price over the fair value of net assets acquired, currently $78.6 million, has been recorded as goodwill and is being amortized over a 20 year period.

1997 ACQUISITIONS

     The following table represents the purchase price and the allocation to the face values of assets and liabilities for the acquisitions completed in 1997. See Note H for further discussion relating to goodwill acquired.

                                                               CIS     GALAXY    TOTAL
                                                              ------   ------   -------
                                                                   (IN THOUSANDS)
Purchase price..............................................  $6,193   $5,771   $11,964
                                                              ======   ======   =======
Allocation to fair values of assets and liabilities:
  Goodwill..................................................  $5,964   $4,554   $10,518
  Other assets and liabilities..............................     229    1,217     1,446
                                                              ------   ------   -------
                                                              $6,193   $5,771   $11,964
                                                              ======   ======   =======

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

     The first measurement period for purposes of releasing escrowed shares and paying CIS Additional Consideration was January 1, 1997 to December 31, 1997. In reviewing CIS's pre-tax income performance as of April 30, 1997, the Company determined that it was highly probable that the conditions for release and payment for the first period would be met. Accordingly, 317,427 escrowed shares were accounted for as if released and $3.5 million of CIS Additional Consideration was accounted for as if paid as of April 30, 1997. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $6.5

                      WORLD ACCESS, INC. AND SUBSIDIARIES
million and $3.0 million, respectively, as of April 30, 1997. These escrowed shares were released and CIS Additional Consideration was paid to the former stockholders of CIS on February 15, 1998.

     The second measurement period for purposes of releasing escrowed shares and paying CIS Additional Consideration was January 1, 1998 to December 31, 1998. In reviewing CIS's pre-tax income performance as of August 31, 1998, the Company determined that it was determinable beyond a reasonable doubt that the conditions for release and payment for the first period would be met. Accordingly, 244,929 escrowed shares were accounted for as if released and $2.0 million of CIS Additional Consideration was accounted for as if paid as of August 31, 1998. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $5.1 million and $3.1 million, respectively, as of August 31, 1998. These escrowed shares were released and CIS Additional Consideration was paid to the former stockholders of CIS on February 15, 1999. The $2.0 million of CIS Additional Consideration earned is included in Other accrued liabilities on the Company's December 31, 1998 balance sheet.

     The acquisition of CIS has been accounted for using the purchase method of accounting. Accordingly, the results of CIS's operations have been included in the accompanying consolidated financial statements from January 1, 1997, the effective date of acquisition as defined in the definitive agreement and plan of merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently $17.6 million, has been recorded as goodwill and is being amortized over a 15 year period.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The acquisition of Galaxy has been accounted for using the purchase method of accounting. Accordingly, the results of Galaxy's operations have been included in the accompanying consolidated financial statements from July 1, 1997, the effective date of acquisition as defined in the definitive agreement and plan of merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently $6.9 million, has been recorded as goodwill and is being amortized over a 15 year period.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     E1 to T1 Conversion -- The T1 is the switchboard hardware used in the STX. The T1 product has been in existence for several years. The E1 is the standard switchboard used in Europe. NACT is creating a technology which facilitates compatibility between the T1 and the switchboard hardware currently used in Europe. In addition, NACT is currently developing enhanced switchboard hardware called the T3, which will

                      WORLD ACCESS, INC. AND SUBSIDIARIES
allow for more calls to pass through the switchboard at one time. Both development efforts, the T3 and compatibility between E1 and T1, are necessary as NACT moves into international markets.

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

     Set forth in the table below are details relating to the significant NACT in-process research and development projects (dollar amounts in thousands):

                                                                               PERCENTAGE OF        ESTIMATED COSTS TO
                                                                              COMPLETION AS OF       COMPLETION AS OF
                                                                           ----------------------    THE ACQUISITION
                                       PERCENTAGE OF    COSTS INCURRED                                   DATE FOR
                                           IPR&D       AS OF ACQUISITION   ACQUISITION              ------------------
DEVELOPMENT PROJECT                       CHARGE             DATE             DATE       12/31/98   1998   1999   2000
-------------------                    -------------   -----------------   -----------   --------   ----   ----   ----
STX Application Switching Platform...       43%             $1,347             80%          83%     $56    $285   $ --
TCPIP................................        7                 227             90           93        8      17     --
SS7/C7...............................       14               1,280             72           75       54     324    116
NTS Telemanagement and Billing
  System.............................       26               1,425             91           95       54      82     --
E1/T1 Conversion.....................        6                 125             48           55       20     117     --
MCU..................................        1                 123             24           36       66     334     --
68060................................        2                 218             48           61       60     178     --

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     If technological feasibility is achieved, Telco expects the product to be introduced into the market at the end of 1999. However, before that can occur, Telco must complete the first prototype builds of the product and perform initial system testing which will not begin until the end of August 1999. In September 1999, Telco

                      WORLD ACCESS, INC. AND SUBSIDIARIES
will begin testing for system quality assurance and expects to begin beta field testing in October or November 1999.

     EdgeLink300 E1 -- The EdgeLink300 E1 version is an addition to the 300 family which will be marketed internationally. Conforming to all applicable ETSI and ITU standards, this product will provide a cornerstone to the next generation of international product offerings. This product is expected to achieve commercial viability within six to twelve months from December 31, 1998. Software code generation is expected to be completed in April 1999. Prototype builds for initial units are expected to be completed in May 1999, and initial beta field tests are expected to begin in June 1999.

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

     EdgeLink650 -- The EdgeLink650 ATM device will be designed to be a multislot version of the Edgelink600 with DS3 and NxDS1 interface support. This product will incorporate an ATM Inverse Multiplexer (IMA). This product is expected to reach commercial viability in early 2000. Documentation of the hardware and software design is expected to be completed in June 1999; prototype builds for initial units are expected to be completed in May 1999; and initial beta field tests are expected to begin in December 1999.

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

     Set forth in the table below are details relating to the significant Telco in-process research and development projects (dollar amounts in thousands):

                                                                           PERCENTAGE OF
                                                                          COMPLETION AS OF
                                                                       ----------------------   ESTIMATED COSTS TO COMPLETION
                                   PERCENTAGE OF    COSTS INCURRED                              AS OF THE ACQUISITION DATE FOR
                                       IPR&D       AS OF ACQUISITION   ACQUISITION              ------------------------------
DEVELOPMENT PROJECT                   CHARGE             DATE             DATE       12/31/98    1998       1999        2000
-------------------                -------------   -----------------   -----------   --------   ------    --------    --------
Access 45/60 Release 1...........        6%             $2,610             72%          74%      $ 77      $  923      $   --
EdgeLink 300 and 300 E1..........       41                 880             47           51         76         914          --
SONET Edge Device................        5               1,090             24           28        195       2,345       1,000
EdgeLink 650.....................       18               1,830             39           43        227       2,723          --
Voice over Packet Engines........       12               1,730             45           49        162       1,948          --

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     The estimated loss on disposal of the discontinued operations was determined by comparing the book value of the net assets of the discontinued operations to their net realizable value. The net realizable value was estimated based on discussions with B.T. Alex. Brown, the Company's investment advisors hired to sell the discontinued operations, as well as a preliminary non-committal offer from a prospective buyer.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     Details of the restructuring charges related to this program are as follows:

                                                             RESTRUCTURING              RESERVE BALANCE
                                                                CHARGE       ACTIVITY     AT 12/31/98
                                                             -------------   --------   ---------------
                                                                           (IN THOUSANDS)
Reorganize Operating Structure
  Employee termination benefits............................     $   449      $    --        $  449
  Idle facility costs......................................         258           --           258
  Other....................................................         437          133           304
                                                                -------      -------        ------
                                                                  1,144          133         1,011
Consolidation of ATI and Telco
  Employee termination benefits............................       1,175           --         1,175
  Idle facility costs......................................         577           --           577
  Write-down production equipment..........................         700          700            --
  Other....................................................         300           --           300
                                                                -------      -------        ------
                                                                  2,752          700         2,052
Outsource Manufacturing
  Employee termination benefits............................         426          116           310
  Idle facility costs......................................         365           --           365
  Write-down production equipment..........................       1,662        1,662            --
  Write-down other assets..................................         731          731            --
  Other....................................................         332           --           332
                                                                -------      -------        ------
                                                                  3,516        2,509         1,007
Product Line Rationalization
  Write-down of CDX assets.................................       4,707        4,707            --
  Write-down of international investments..................       3,542        3,542            --
  Write-down of capitalized software.......................         421          421            --
  Other....................................................         568           --           568
                                                                -------      -------        ------
                                                                  9,238        8,670           568
                                                                -------      -------        ------
          Total............................................     $16,650      $12,012        $4,638
                                                                =======      =======        ======

     The activity consisted of either cash payments or asset write-downs; there were no reclassifications or other adjustments.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     Restructuring charges also included costs associated with the planned consolidation of the Company's ATI operations in Wilmington, Massachusetts into Telco's facility in Norwood, Massachusetts. Manufacturing of ATI's wireless radios is being out-sourced to a contact manufacturer and all other aspects of ATI's operations will be integrated into Telco's existing operating infrastructure. Severance and other termination benefits of approximately $1.2 million are to be paid to approximately 60 ATI employees as the consolidation program is completed during the first half of 1999. A provision of $577,000 was recorded for the costs associated with the idle portion of the Wilmington facility, which is leased through November 2000. Production equipment was written-down by $700,000 to reflect its estimated fair value less costs to sell upon disposal.

     An integral part of the restructuring program was the Company's decision to outsource all its electrical manufacturing requirements and sell its Alpharetta, Georgia manufacturing operations to an established contract manufacturer. Severance and other termination benefits of $426,000 were provided for in December 1998, the majority of which was paid in January 1999 to approximately 25 personnel. Restructuring charges also included the write-off of $365,000 in leasehold improvements related to the manufacturing portion of the Alpharetta facility, and $2.4 million to write-down production equipment and other manufacturing assets to $2.2 million representing their estimated fair value less costs to sell upon disposal. The Company completed the sale of its manufacturing operations in March 1999. The actual loss incurred in connection with the sale did not differ materially from the amounts recorded in the restructuring charges. As part of this sale agreement, the Company committed to purchase a minimum of $15.0 million of products and services from the contract manufacturer in each of three consecutive 12 month periods beginning April 1, 1999.

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

     Restructuring charges related to the CDX switch included $3.0 million related to an international long-term contract, $3.5 million to reserve for potential losses on an equity investment in and loan made to two companies planning CDX-based network infrastructure build-outs in Latin America, and $1.7 million for the write-off of other assets related to the development and deployment of the CDX switch, including prepaid royalties and tooling costs.

     Other charges to continuing operations recorded in the fourth quarter of 1998 were provisions for potential inventory obsolescence and doubtful accounts of $8.8 million and $10.7 million, respectively. The inventory charge consisted of $4.7 million to write-down CDX inventories to estimated net realizable value. In addition, in connection with the decision to outsource the manufacturing of ATI's radios and the Company's electrical manufacturing requirements, the Company sold inventories formerly utilized in the manufacture of the Company's products to two contract manufacturers and recorded a write-down of approximately $3.8 million to reflect estimated losses to be incurred in connection with the sale. The provision for doubtful accounts was recorded primarily to reduce the carrying value of accounts receivable resulting from previous CDX sales to estimated minimum realizable values in light of the issues noted above.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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
                                                              ========   =======

     The Company reviews the net carrying value of goodwill on a regular basis, and if deemed necessary, charges are recorded against current operations for any impairment in the value of these assets. Such reviews include an analysis of current results and take into consideration the projected operating cash flows. When estimated future undiscounted cash flows from a business are less than the carrying value of the related goodwill, the goodwill is written down to estimated fair value. Estimated fair value is generally determined by discounted cash flow analysis. Goodwill is removed from the books when fully amortized.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

CAPITALIZED SOFTWARE COSTS

     The Company capitalizes certain initial software development costs and enhancements thereto incurred after technological feasibility has been demonstrated. To date, all products and enhancements thereto have utilized proven technology. Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or
(b) the straight-line method over the remaining estimated economic life of the product, which typically ranges from three to four years. Amortization starts when the product is available for general release to customers. The unamortized capitalized costs by product are reduced to an amount not to exceed the future net realizable value by product at each balance sheet date. Future net realizable value is determined through sales forecasts. Although it is possible that management's estimate for the future net realizable value could change in the near future, management is not currently aware of any events that would result in a change to its estimate which would be material to the Company's financial position or its results of operations.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     In December 1994, the Board also adopted the Directors Warrant Incentive Plan (the "Incentive Plan"), pursuant to which the Board, beginning in 1997, may grant to each director on an annual basis warrants to purchase up to 50,000 shares of Company common stock at an exercise price per share equal to no less than 110% of the fair market value of the common stock at the date of grant. Warrants may only be issued under this plan if the Company's common stock has appreciated by a compounded average annual growth rate equal to or in excess of 35% for the four years preceding the year of grant. The Incentive Plan provides for the

                      WORLD ACCESS, INC. AND SUBSIDIARIES
granting of up to 600,000 warrants. As of December 31, 1998, there were 300,000 warrants available for future grant under the Incentive Plan.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE M:  INCOME TAXES

     The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Certain expenses are reported for financial accounting purposes in different periods than for income tax purposes. These temporary differences arise primarily from depreciation, provisions for doubtful accounts, inventory valuation reserves and various other accrued expenses.

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

     The provision (benefit) for income taxes attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1998        1997      1996
                                                        --------     ------     -----
                                                               (IN THOUSANDS)
Federal tax at statutory rate.........................  $(40,125)    $4,600     $(404)
Effect of:
Nondeductible purchase adjustments....................    35,000        (40)        3
Loss producing no current tax benefit.................        --         --       234
Reduction in valuation allowance, utilization of net
  operating loss carryforwards and reduction of
  reserves............................................        --       (499)       --
Amortization of goodwill..............................     3,570        388        68
State tax, net of federal benefit.....................       269        343       (15)
Other.................................................      (101)        --        --
                                                        --------     ------     -----
Income tax expense....................................  $ (1,387)    $4,792     $(114)
                                                        ========     ======     =====

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The components of deferred tax assets and liabilities consisted of the following at December 31:

                                                                1998        1997
                                                              --------     ------
                                                                (IN THOUSANDS)
Deferred tax assets
  Inventory and other reserves..............................  $  7,305     $  809
  Restructuring/acquisition costs...........................    25,270         --
  Net operating loss carryforwards..........................    97,783         --
  Federal tax credits carryforward..........................     4,102         --
  Capital loss carryforwards................................        --        493
  Other.....................................................     1,461        455
                                                              --------     ------
                                                               135,921      1,757
  Valuation reserve.........................................   (66,381)      (493)
                                                              --------     ------
          Total deferred tax assets.........................    69,540      1,264
Deferred tax liabilities
  Depreciation/amortization.................................    (2,579)      (306)
  Intangible assets.........................................   (18,020)        --
  Capitalized software......................................    (2,596)        --
  Other.....................................................        --       (182)
                                                              --------     ------
          Total deferred tax liabilities....................   (23,195)      (488)
                                                              --------     ------
          Net deferred tax assets...........................  $ 46,345     $  776
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 22, 1998, the Company engaged Ernst & Young LLP as the certifying accountants and dismissed PricewaterhouseCoopers LLP. The Company's Board of Directors approved this change in accountants. The Company had no disagreements with its former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports during each of the two years in the period ended December 31, 1997 and from January 1, 1998 to December 22, 1998 and such accountants' report on the financial statements for each of the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

     (2) Financial Statement Schedules

  SCHEDULE                  PAGE
   NUMBER                  NUMBER
  --------                --------
  I                             96
  II                           100

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

     (c) The exhibits filed herewith and incorporated by reference herein are set forth on the Exhibit Index on page 92 hereof. Included in those exhibits are the following executive compensation plans and arrangements:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.1    --   1991 Stock Option Plan
  10.2    --   Amendment to 1991 Stock Option Plan
  10.3    --   Second Amendment to 1991 Stock Option Plan
  10.4    --   Third Amendment to 1991 Stock Option Plan
  10.5    --   Outside Directors' Warrant Plan
  10.6    --   Directors' Warrant Incentive Plan

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.7    --   Fourth Amendment to 1991 Stock Option Plan
  10.8    --   Fifth Amendment to 1991 Stock Option Plan
  10.9    --   Amendment One to Outside Directors' Warrant Plan
 10.10    --   Amendment One to Directors' Warrant Incentive Plan
 10.11    --   Amendment Two to Outside Directors' Warrant Plan
 10.12    --   Amendment Two to Directors' Warrant Incentive Plan
 10.13    --   Sixth Amendment to 1991 Stock Option Plan
 10.14    --   Severance Protection Agreement -- Steven A. Odom
 10.15    --   Severance Protection Agreement -- Hensley E. West
 10.16    --   Severance Protection Agreement -- Mark A. Gergel
 10.21    --   Amendment Three to Outside Directors' Warrant Plan
 10.22    --   Executive Employment Agreement between World Access, Inc.
               and Steven A. Odom
 10.23    --   Executive Employment Agreement between World Access, Inc.
               and Mark A. Gergel
 10.24    --   Letter Agreement with Hensley E. West
 10.25    --   1998 Incentive Equity Plan, as amended

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
  3.1     --   Certificate of Incorporation of the Registrant and
               Amendments to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Form S-4 filed
               October 6, 1998, Registration No. 333-65389, Amendment to
               Certificate of Incorporation incorporated by reference to
               Exhibit 3.2 of Old World Access' Form 8-K filed October 28,
               1998).
  3.2     --   Amendment to the Certificate of Incorporation (incorporated by reference to the Registrant's Form 10-K for the year
               ended December 31, 1998, filed April 9, 1999.
  3.3     --   Bylaws of the Registrant (incorporated by reference to
               Exhibit 3.2 to Registrant's Form S-4 filed October 6, 1998,
               No. 333-65389).
  4.1     --   Indenture dated as of October 1, 1997 by and between World
               Access, Inc. and First Union Bank, as trustee (incorporated by reference to Exhibit 4.1 to Old World Access' Form 8-K, filed October 8, 1997).
  4.2     --   First Supplemental Indenture dated October 28, 1998 between
               World Access, Inc., WA Telcom Products Co., Inc. and First
               Union Bank, as Trustee (incorporated by reference to Exhibit
               4.1 to the Registrant's Form 8-K filed October 28, 1998).
 10.1     --   World Access, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Old World
               Access' Registration Statement on Form S-18, filed on July
               25, 1991, No. 33-41255-A).
 10.2     --   Amendment to World Access, Inc. 1991 Stock Option Plan
               (incorporated by reference to Exhibit 10.2 to Old World
               Access' Form 10-K for the year ended December 31, 1993,
               filed March 31, 1994).
 10.3     --   Second Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Old World Access' Form 10-K for the year ended December 31, 1993, filed March 31, 1994).
 10.4     --   Third Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.26 to Old World Access' Form S-2,
               Amendment No. 2, filed on February 14, 1995, No. 33-87026).
 10.5     --   World Access, Inc. Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.40 to Old World
               Access' Form 10-K for the year ended December 31, 1995,
               filed April 10, 1996).
 10.6     --   Directors' Warrant Incentive Plan (incorporated by reference to Exhibit 10.41 to Old World Access' Form 10-K for the year ended December 31, 1995, filed April 10, 1996).
 10.7     --   Fourth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.32 to Old World Access' Form 10-K
               for the year ended December 31, 1996, filed April 11, 1997).
 10.8     --   Fifth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.33 to Old World Access' Form 10-K
               for the year ended December 31, 1996, filed April 11, 1997).
 10.9     --   Amendment One to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.33 to Old World
               Access' Form 10-K for the year ended December 31, 1996,
               filed April 11, 1997).
 10.10    --   Amendment One to Directors' Warrant Incentive Plan
               (incorporated by reference to Exhibit 10.31 to Old World
               Access' Form 10-K for the year ended December 31, 1996,
               filed April 11, 1997).
 10.11    --   Amendment Two to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.21 to Old World
               Access' Form 10-K for the year ended December 31, 1997,
               filed April 15, 1998).
 10.12    --   Amendment Two to Directors' Warrant Incentive Plan
               (incorporated by reference to Exhibit 10.22 to Old World
               Access' Form 10-K for the year ended December 31, 1997,
               filed April 15, 1998).
 10.13    --   Sixth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.22 to Old World Access' Form 10-K
               for the year ended December 31, 1997, filed April 15, 1998).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
 10.14    --   Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Steven A. Odom (incorporated by reference to Exhibit 10.33 to Old World Access' Form 10-K for the year ended December 31, 1997, filed April 15, 1998).
 10.15    --   Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Hensley E. West (incorporated by reference to Exhibit 10.33 to Old World Access' Form 10-K for the year ended December 31, 1997, filed April 15, 1998).
 10.16    --   Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Mark A. Gergel (incorporated by reference to Exhibit 10.33 to Old World Access' Form 10-K for the year ended December 31, 1997, filed April 15, 1998).
 10.17    --   License Agreement dated July 1, 1996, by and between
               International Communication Technologies, Inc., World Access
               and Eagle Telephonics, Inc. (incorporated by reference to
               Exhibit 10.36 to Old World Access' Form 10-K for the year
               ended December 31, 1996, filed April 11, 1997).
 10.18    --   Agreement and Plan of Merger between and among World Access,
               Inc. and CIS Acquisition Corp. and Thomas R. Canham; Brian
               A. Schuchman; and Cellular Infrastructure Supply, Inc. (with exhibits thereto) (incorporated by reference to Exhibit Z to
               Old World Access' Form 8-K, filed April 10, 1997).
 10.19    --   Registration Rights Agreement dated October 1, 1997 by and between World Access, Inc., BT Alex Brown Incorporated and
               Prudential Securities Incorporated (incorporated by
               reference to Exhibit 10.2 to Old World Access' Form 8-K,
               filed October 8, 1997).
 10.20    --   Agreement and Plan of Merger by and among World Access,
               Inc., Cellular Infrastructure Supply, Inc., Advanced
               TechCom, Inc. and Ernest H. Lin dated as of December 24,
               1997 (incorporated by reference to Exhibit 2.1 to Old World
               Access' Form 8-K, filed February 13, 1998).
 10.21    --   Amendment Three to Outside Directors' Warrant Plan
               (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed April 9, 1999).
 10.22    --   Executive Employment Agreement between World Access, Inc.
               and Steven A. Odom dated as of December 14, 1998
               (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed April 9, 1999).
 10.23    --   Executive Employment Agreement between World Access, Inc.
               and Mark A. Gergel dated as of December 14, 1998
               (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed April 9, 1999).
 10.24    --   Letter Agreement with Hensley E. West, dated as of December
               14, 1998 (incorporated by reference to the Registrant's Form
               10-K for the year ended December 31, 1998, filed April 9,
               1999).
 10.25    --   World Access, Inc. 1998 Incentive Equity Plan, as amended
               (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed April 9, 1999).
 10.26    --   Assignment and Assumption Agreement dated October 29, 1998 between World Access, Inc. and WA Telcom Products Co., Inc.
               (incorporated by Exhibit 10.1 to the Registrant's Form 8-K filed October 28, 1998).
 10.27    --   Form of Indemnification Agreement with directors and
               officers (incorporated by reference to Appendix H to the
               Registrant's Joint Proxy Statement/Prospectus dated November
               10, 1998 relating to the Special Meeting of Stockholders
               held on November 30, 1998).
 10.28    --   Schedule of all officers and directors who have signed an
               Indemnification Agreement referred to in Exhibit 10.27.

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
 10.29    --   Credit Agreement dated as of December 30, 1998 between Telco
               Systems, Inc., World Access Holdings, Inc. and NationsBank,
               N.A. as Administrative Agent and Fleet National Bank as
               Syndication Agent and Bank Creditanstalt Corporate Finance,
               Inc. (incorporated by reference to the Registrant's Form
               10-K for the year ended December 31, 1998, filed April 9,
               1999).
 10.30    --   Guaranty dated as of December 30, 1998 between the
               Registrant, Telco, World Access Holdings, Inc., NationsBank,
               N.A. as Administrative Agent and the lenders party to the
               Credit Agreement (referred to in Exhibit 10.29).
 10.31    --   Pledge Agreement dated as of December 31, 1998 by the
               Registrant. in favor of NationsBank, N.A. as Administrative
               Agent and the lenders party to the Credit Agreement
               (referred to in Exhibit 10.29).
 10.32    --   Security Agreement dated as of December 31, 1998 by the
               Registrant in favor of NationsBank, N.A. as Administrative
               Agent and the lenders party to the Credit Agreement
               (referred to in Exhibit 10.29).
 10.33    --   Disbursement Agreement dated as of December 14, 1998, by and the Registrant, Cherry Communications Incorporated (d/b/a
               Resurgens Communications Group) and William H. Cauthen, Esq.
               (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed April 9, 1999).
 10.34    --   Agreement and Plan of Merger and Reorganization by and among
               World Access, Inc., WAXS INC., WA Merger Corp. and Cherry
               Communications Incorporated (d/b/a Resurgens Communications
               Group) dated as of May 12, 1998, as amended (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated November 12, 1998 relating to the Special Meeting of
               Stockholders held on December 14, 1998).
 10.35    --   Share Exchange Agreement by and among World Access, Inc.,
               WAXS INC., Cherry Communications U.K. Limited and
               Renaissance Partners II, dated as of May 12, 1998
               (incorporated by reference to Appendix B to the Registrant's
               Proxy Statement dated November 12, 1998 relating to the
               Special Meeting of Stockholders held on December 14, 1998).
 16.1     --   Letter of PricewaterhouseCoopers LLP.
 21.1     --   Subsidiaries of the Registrant.
 23.1     --   Consent of Ernst & Young LLP.
 23.2     --   Consent of PricewaterhouseCoopers LLP.
 27.1*    --   Financial Data Schedule for 1998. (For SEC use only).
 27.2*    --   Financial Data Schedule for 1997 and 1996 as restated for
               discontinued operations.

---------------

     *Previously filed.

          SCHEDULE 1 -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               WORLD ACCESS, INC.
                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS

                                                              OCTOBER 28   DECEMBER 31
                                                                 1998         1998
                                                              ----------   -----------
                                                                   (IN THOUSANDS)
                                        ASSETS
Current Assets
  Cash and equivalents......................................   $ 11,040     $ 21,799
  Other current assets......................................        754          912
                                                               --------     --------
          Total Current Assets..............................     11,794       22,711
Property and equipment......................................        487          842
Investment in subsidiaries..................................    125,131      455,739
Other assets................................................     11,810        1,000
                                                               --------     --------
          Total Assets......................................   $149,222     $480,292
                                                               ========     ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................   $     --     $  8,500
  Accounts payable..........................................      1,962        2,095
  Other accrued liabilities.................................        259        6,392
                                                               --------     --------
          Total Current Liabilities.........................      2,221       16,987
Intercompany payable........................................     95,985      102,722
                                                               --------     --------
          Total Liabilities.................................     98,206      119,709
                                                               --------     --------
Stockholders' Equity
  Common stock..............................................        230          441
  Capital in excess of par value............................    157,093      472,945
  Accumulated deficit.......................................   (106,307)    (112,803)
                                                               --------     --------
          Total Stockholders' Equity........................     51,016      360,583
                                                               --------     --------
          Total Liabilities and Stockholders' Equity........   $149,222     $480,292
                                                               ========     ========

           See accompanying notes to condensed financial statements.

                               WORLD ACCESS, INC.
                                (PARENT COMPANY)

                       CONDENSED STATEMENT OF OPERATIONS

                                                              TWO MONTHS ENDED
                                                                DECEMBER 31,
                                                                    1998
                                                              ----------------
                                                               (IN THOUSANDS)
Sales.......................................................      $    --
Selling, general and administrative expenses................         (848)
Interest income.............................................           35
Interest expense............................................          (22)
                                                                  -------
                                                                     (835)
Equity in net loss of subsidiaries..........................       (5,661)
                                                                  -------
          Net Loss..........................................      $(6,496)
                                                                  =======

           See accompanying notes to condensed financial statements.

                               WORLD ACCESS, INC.
                                (PARENT COMPANY)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                              TWO MONTHS ENDED
                                                                DECEMBER 31,
                                                                    1998
                                                              ----------------
                                                               (IN THOUSANDS)
Cash Flows From Operating Activities:.......................      $  1,609
Cash Flows From Investing Activities:
  Acquisitions of businesses................................        (1,171)
  Expenditures for property and equipment...................          (364)
                                                                  --------
          Net Cash Used By Investing Activities.............        (1,535)
Cash Flows From Financing Activities:
  Proceeds from short-term borrowings.......................         8,500
  Proceeds from exercise of stock warrants and options......         2,185
                                                                  --------
          Net Cash Provided By Financing Activities.........        10,685
                                                                  --------
Increase in Cash and Equivalents............................        10,759
Cash and Equivalents at Beginning of Period.................        11,040
                                                                  --------
          Cash and Equivalents at End of Period.............      $ 21,799
                                                                  ========
Supplemental Schedule of Noncash Financing and Investing
  Activities:
Issuance of common stock and stock options for businesses
  acquired..................................................      $314,433
                                                                  ========

           See accompanying notes to condensed financial statements.

                               WORLD ACCESS, INC.
                                (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     On October 28, 1998, World Access, Inc. reorganized its operations into a holding company structure and changed its name to WA Telecom Products Co., Inc. ("WA Telecom"). As a result of the reorganization, WA Telecom became a wholly-owned subsidiary of WAXS INC., which changed its name to World Access, Inc. and is the Company filing this report. Pursuant to the reorganization, the Company exchanged each outstanding share of common stock of WA Telecom for one share of common stock of the Company, converted each option and warrant to purchase shares of common stock of WA Telecom into options and warrants to purchase a like number of shares of common stock of the Company. In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements. The parent-company-only financial statements show the results of operations of the parent-company for the period October 28, 1998 through December 31, 1998.

NOTE 2.  GUARANTEE

     Pursuant to the reorganization, the parent-company fully and unconditionally guaranteed the payment of the $115.0 million aggregate principal amount 4.5% convertible subordinated notes dated October 1, 1997 (due 2002) issued by WA Telecom, a wholly owned subsidiary.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT   CHARGED TO   CHARGED TO                      BALANCE
                                       BEGINNING    COSTS AND      OTHER                         END OF
DESCRIPTION                            OF PERIOD     EXPENSES     ACCOUNTS      DEDUCTIONS       PERIOD
-----------                            ----------   ----------   ----------     ----------       -------
                                                                (IN THOUSANDS)
Year Ended December 31, 1998:
  Deducted from asset account
     Allowance for doubtful
       accounts......................     $237        $7,732       $4,133(B)     $(2,310)(A)     $9,792
Year Ended December 31, 1997:
  Deducted from asset account
     Allowance for doubtful
       accounts......................      265           172           35(B)        (235)(A)        237
Year Ended December 31, 1996:
  Deducted from asset account
     Allowance for doubtful
       accounts......................      207           168           30(B)        (140)(A)        265

---------------
(A) Write-off of uncollectible amounts.
(B) Reserves from businesses acquired.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed, on its behalf by the undersigned, thereunto duly authorized.

                                          WORLD ACCESS, INC.

                                          By:     /s/ JOHN D. PHILLIPS
                                            ------------------------------------
                                                      John D. Phillips
                                               Chairman, President and Chief
                                                      Executive Officer

Dated as of August 30, 1999

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JOHN D. PHILLIPS                   Chairman, President and Chief    August 30, 1999
-----------------------------------------------------    Executive Officer (Principal
                  John D. Phillips                       Executive Officer)

                 /s/ MARK A. GERGEL                    Director, Executive Vice         August 30, 1999
-----------------------------------------------------    President and Chief Financial
                   Mark A. Gergel                        Officer (Principal Financial
                                                         Officer)

                /s/ MARTIN D. KIDDER                   Vice President and Controller    August 30, 1999
-----------------------------------------------------    (Principal Accounting
                  Martin D. Kidder                       Officer)

               /s/ JOHN P. IMLAY, JR.                  Director                         August 30, 1999
-----------------------------------------------------
                 John P. Imlay, Jr.

                 /s/ CARL E. SANDERS                   Director                         August 30, 1999
-----------------------------------------------------
                   Carl E. Sanders

               /s/ LAWRENCE C. TUCKER                  Director                         August 30, 1999
-----------------------------------------------------
                 Lawrence C. Tucker