Form 10-Q/A
period 1999-03-31
WORLD ACCESS INC /NEW/
filed 1999-08-31
CIK 1071645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 Amendment No. 1
                            (Amending Part I, Item 1)
    (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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






       1.

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

       2.

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

       3.

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

       4.

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

       5.
                       WORLD ACCESS, INC. AND SUBSIDIARIES

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

       6.

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


NOTE 4:  PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Overview

         During the first quarter of 1998, $5.4 million and $44.6 million of purchased in-process R&D was initially expensed in connection with the acquisition of ATI and the NACT Acquisition, respectively. The $44.6 million of in-process R&D at NACT consisted of 67.3% of the value of NACT products in the development stage that were not considered to have reached technological feasibility as of the date of the NACT Acquisition. In connection with the NACT Merger, the Company revalued purchased in-process R&D to reflect the current status of in-process NACT technology and related business forecasts and to ensure compliance with the additional guidance provided by the Securities and Exchange Commission in its September 15, 1998 letter to the American Institute of Certified Public Accountants. The revalued amount approximated the $44.6 million expensed in connection with the NACT Acquisition, therefore no additional charge was recorded for purchased in-process R&D. However, the effect of the revaluation required the Company to reduce the first quarter of 1998 charge related to the purchased in-process R&D by $14.6 million and record an additional charge of $14.6 million in the fourth quarter of 1998, the period in which the NACT Merger was consummated. Consequently, net loss and net loss per diluted share for the three months ended March 31, 1998 of $48.8 million and $2.52, respectively, as reported in the Company's Report on Form 10-Q for the

       7.

three months ended March 31, 1998 is now reported as $34.2 million and $1.77, respectively, in this Form 10-Q Report. During the fourth quarter of 1998, $14.6 million and $50.3 million of purchased in-process R&D was expensed in connection with the NACT Merger and the Telco Merger, respectively.

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

       8.

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

       9.

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

       10.

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

    Set forth in the table below are details relating to the significant NACT in-process research and development projects (dollars in thousands):


                                       Costs            Percentage of
                        Percentage   Incurred          Completion as of        Estimated Costs to Completion
                            of         as of      ---------------------------- as of the Acquisition Date for
                           IPR&D    Acquisition   Acquisition                  ------------------------------
Development Project       Charge        Date         Date      March 31, 1999    1998       1999       2000
---------------------  -------------------------- ---------------------------- ------------------------------
                                       (000)                                                (000)

STX application
  switching platform      43%         $ 1,347       80%          88%            $  56      $ 285      $ ---
TCPIP                      7              227       90           94                 8         17        ---
SS7/C7                    14            1,280       72           80                54        324        116
NTS telemangement
  and billing system      26            1,425       91          100                54         82        ---
E1/T1 conversion           6              125       48           67                20        117        ---
MCU                        1              123       24           56                66        334        ---
68060                      2              218       48           85                60        178        ---


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

       11.

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

       12.

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

    Set forth in the table below are details relating to the significant Telco in-process research and development projects (dollars in thousands):


                                       Costs            Percentage of
                        Percentage   Incurred          Completion as of        Estimated Costs to Completion
                            of         as of      ---------------------------- as of the Acquisition Date for
                           IPR&D    Acquisition   Acquisition                  ------------------------------
Development Project       Charge        Date         Date      March 31, 1999    1998       1999       2000
---------------------  -------------------------- ---------------------------- ------------------------------
                                       (000)                                                (000)
Access 45/60 Release 1      6%        $ 2,610       72%          81%            $ 77       $   923    $ ---
EdgeLink 300 and 300E1     41             880       47           63               76           914      ---
SONET Edge Device           5           1,090       24           42              195         2,345     1,000
EdgeLink 650               18           1,830       39           47              227         2,723      ---
Voice over Packet
  Engines                  12           1,730       45           63              162         1,948      ---


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

       13.

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

       14.

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

       15.

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

       16.

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

       17.



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

       18.

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

       19.

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

       20.

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

       21.

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

       22.

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

       23.

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

       24.

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

       25.

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

       26.

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

       27.

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

       28.

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

       29.

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

       30.

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

       31.

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

       32.

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

Dated: August 30, 1999