Form 10-K/A
period 1998-12-31
WORLD ACCESS INC /NEW/
filed 1999-10-07
CIK 1071645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2
          (AMENDING PART II -- ITEMS 7 AND 8; AND PART IV -- ITEM 14)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 1999 are incorporated into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WORLD ACCESS, INC.
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1    Business....................................................     1
Item 2    Properties..................................................    20
Item 3    Legal Proceedings...........................................    20
Item 4    Submission of Matters to a Vote of Security Holders.........    21
Item 4.5  Executive Officers of the Registrant........................    22

                                   PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    24
Item 6    Selected Financial Data.....................................    25
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    26
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risks.......................................................    51
Item 8    Financial Statements........................................    51
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    93

                                   PART III
Item 10   Directors and Executive Officers of the Registrant..........    93
Item 11   Executive Compensation......................................    93
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................    93
Item 13   Certain Relationships and Related Transactions..............    93

                                   PART IV
Item 14   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    94

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

     The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification, and test activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The progress on these activities determines the stage of completion of each project in the life cycle of the development. Projects described as being in the "early" or "early concept" stage are not expected to achieve technological feasibility and commercial application within twelve months from the valuation date. These projects are typically in the stage of documenting hardware and software design and preparation of circuit board layouts. Projects described as being in the "mid" stage of development are expected to achieve technological feasibility and commercial application within 6 to 12 months from the valuation date. These projects are typically in the stage of finalizing circuit board layouts and performing engineering integration tests prior to prototype builds. Projects described as being in the "late" stage of development are expected to achieve technological feasibility and commercial application within 6 months from the valuation date. These projects are typically in stage of prototype builds, initial system testing, quality assurance and field trials. It should be noted that stages of completion refer to specific development milestones, and do not necessarily directly correlate to the percentage of completion used in the IPR&D valuation. The percentage of completion for the IPR&D valuation is based on the development costs incurred on each acquired IPR&D project as of the Acquisition Date, as a percentage of the total development costs expected to be incurred on that project, from the inception of its development (prior to the acquisition date) until its development is completed (after the acquisition date).

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

     The seven technologies reflected above represent 11 of the 13 projects that NACT had in development at the time of acquisition. The STX development consists of four separate projects, and the MCU development consists of two separate projects. These projects were at multiple stages along NACT's development timeline. Some projects were beginning testing in NACT labs; others were at earlier stages of planning and designing. These projects were scheduled for release between December 1998 and December 2000. Revenue projections for the in-process technologies reflected the anticipated release dates of each project.

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

     Access 45/60 Release 1 is in the mid stage of development. If technological feasibility is achieved, Telco expects the product to be introduced into the market at the end of 1999. However, before that can occur, Telco must complete the first prototype builds of the product and perform initial system testing which will not begin until the end of August 1999. In September 1999, Telco will begin testing for system quality assurance and expects to begin beta field testing in October or November 1999.

     EdgeLink100 E1 -- The EdgeLink100 E1 version is an addition to the 100 family which will be marketed internationally. Conforming to all applicable ETSI and ITU standards, this product will provide a cornerstone to the next generation of international product offerings. This product was in the early stage of development at the time of acquisition, and is expected to achieve commercial viability by the end of 1999. Software code generation is expected to be completed in April 1999. Prototype builds for initial units are expected to be completed in May 1999, and initial beta field tests are expected to begin in June 1999.

     EdgeLink300 -- The EdgeLink300 is an intelligent integrated access device, which will provide low cost integration of voice and data services at the customer premise by incorporating the functionality of several different customer premise devices to allow low cost integration of POTS (plain old telephone service), PBX, corporate LAN access and Internet access services in a single box. The product can be connected to the network via a DS1, SDSL or HDSL. These multiple access choices allow for lowest cost access to customers under various regulatory conditions. This project was acquired by Telco through its acquisition of Synaptyx in October of 1998. This product was in the late stage of development and will be introduced in the first half of 1999.

     SONET Edge Device -- The SONET Edge Device is a next-generation edge device expected to provide access to SONET networks. This access device will be designed to take a T1 voice input from a PBX or an Access60 and convert to SONET formatted tributaries and send it out via a traditional STS1 interface.

     This project was in the early stage of development at the time of acquisition, and is not expected to reach commercial viability until early 2000. Documentation of the hardware and software design is expected to be completed in April 1999; software code generation is expected to be completed in August 1999; prototype builds for initial units are expected to be completed in October 1999; and initial beta field tests are expected to begin in January 2000.

     EdgeLink600 -- The EdgeLink600 ATM access device is expected to be the first of Telco's new class of remote access systems designed to support mission-critical multimedia traffic with guaranteed end-to-end quality of service. This device is expected to consolidate mission-critical data, voice and video traffic onto ATM or Frame Relay networks, allowing cost effective video conferencing and voice integration without compromising critical data traffic. These systems will address users who wish to take advantage of the quality and cost effectiveness of ATM but do not wish to run ATM to their desktop.

     Although much of the hardware and software design documentation and the board layouts have been completed, before this product achieves technological feasibility and the first version is introduced to the market, Telco must first achieve several tasks:

     - building and testing the prototype units, initiated in August 1998; and

     - beta field test trials, expected to begin in November 1998.

     This project was in the late stage of development at the time of acquisition, and is currently expected to be commercially released toward the end of 1999. Version 1.0 of this product is expected to enable ATM, Frame Relay, LAN, and Serial interfacing. Version 1.5 is expected to add T1 interfacing on a higher density CompactPCI card and would support a number of digital subscriber lines (fractional T1, up to 23 lines). Version 2.0 is expected to support E1 and HDSL communication protocols, and is expected to include a design change to the product's T1 ATM board.

     EdgeLink650 IMA -- The EdgeLink650 ATM device will be designed to be a multislot version of the Edgelink600 with DS3 and NxDS1 interface support. This product will incorporate an ATM Inverse Multiplexer (IMA). This product was in the early stage of development at the time of acquisition, and is expected to reach commercial viability in early 2000. Documentation of the hardware and software design is expected to be completed in June 1999; prototype builds for initial units are expected to be completed in May 1999; and initial beta field tests are expected to begin in December 1999.

     Voice-Over-Packet Engines -- Voice-over-packet refers to sending voice transmissions over packet-based communication protocols, such as internet protocols (IP telephony), Frame Relay, or ATM. Telco is currently developing the software and hardware for a generic "engine" to be integrated into the EdgeLink family of products to enable this functionality. This product was in the mid stage of development at the time of acquisition, and is expected to be commercially viable by the end of 1999. Software code generation is expected to be completed in June 1999; prototype builds for initial units are expected to be completed in July 1999; and initial beta field tests are expected to begin in September 1999.

     Hyperspan SMUG -- A new application specific integrated circuit (ASIC) is being designed to be integrated into the HyperSPAN multiplexer boards in order to (i) avoid technological obsolescence, and (ii) to reduce production costs. The development of this replacement technology was at an early to mid stage at the time of acquisition and is expected to be commercially viable by the end of 1999.

     Set forth in the table below are details relating to the significant Telco in-process research and development projects (dollar amounts in thousands):

                                                                           PERCENTAGE OF
                                                                          COMPLETION AS OF
                                   PERCENTAGE OF                       ----------------------   ESTIMATED COSTS TO COMPLETION
                                       TELCO        COSTS INCURRED                              AS OF THE ACQUISITION DATE FOR
                                       IPR&D       AS OF ACQUISITION   ACQUISITION              ------------------------------
DEVELOPMENT PROJECT                   CHARGE             DATE             DATE       12/31/98    1998       1999        2000
-------------------                -------------   -----------------   -----------   --------   ------    --------    --------
Access 45/60 Release 1...........        1%             $2,610             72%          74%      $ 77      $  923
EdgeLink 100 E1..................        4                 880             47           51         76         914
Sonet IAD........................        6               1,090             24           28        195       2,345      $1,000
EdgeLink 650/IMA.................       16               1,830             39           43        227       2,723
Voice over Packet................       11               1,730             45           49        162       1,948
EdgeLink 300.....................       48               2,200             88           92        100         200
EdgeLink 600.....................       12               3,300             85           90        197         393
Hyperspan SMUG...................        2                 760             77           81         38         192

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

     The discount rates used to value the in-process technologies were 21.5% and 23.5%, depending on the stage of development. These discount rates were selected due to several incremental inherent risks. First the actual useful economic life of such technologies may differ from the estimates used in the analysis. Second, risks associated with the financial projections on the specific products that comprise the acquired in-process research and development. The third factor is the incomplete and unproven nature of the technologies. Finally, future technological advances that are currently unknown may negatively impact the economic and functional viability of the in-process R&D.

     The discount rates used to value in-process research and development are different in each of the three mergers due to the following factors: (i) The nature of the markets for the products under development, including factors such as market size, ability to enter the markets, competitive landscape, possibility of technological obsolescence, and target customer base; and (ii) the nature of the acquired businesses, including the historical success with product introductions, ability to meet development milestones, strength of the sales and marketing organizations, access to market channels and strength of the brand names.

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

     The total provision for doubtful accounts related to continuing operations in 1998 was $11.3 million. Of this amount, $10.7 million related specifically to previous sales of CDX equipment in 1998, and $2.6 million related to CDX sales in 1997. In January 1999, the Company elected to reallocate development resources targeted for the CDX switch as a stand-alone product to the integration of the central office functionality of the CDX switch and the long-distance functionality of NACT's switch into a common, next generation technology platform. Our customers (four accounted for the majority of the provision) were designing and building international telecommunications networks based on the CDX switch. Our decision to not support the CDX in the future has influenced some customers to replace their CDX switch with a competing product. In addition, even though the CDX is functional and is currently being operated, our customers had requested several technological improvements and upgrades. The Company's decision to not spend additional efforts to satisfy those requests have put a strain on our relationship with our customers. In addition, deploying telecommunication networks is very capital intensive and some of our customers have run into financial difficulties. These factors have contributed to the difficulty in receiving payment from our customers. We have filed lawsuits against several customers in an effort to receive the monies due, however, the Company has recorded a provision for estimated uncollectible amounts.

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

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Auditors..............................    52
Report of Independent Accountants...........................    53
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................    54
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................    55
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1998, 1997 and 1996......    56
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................    57
Notes to Consolidated Financial Statements..................    58

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates impairment of long-lived assets pursuant to Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically evaluates property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. This evaluation consists of comparing estimated future cash flows (undiscounted and without interest charges) over the remaining life of the asset to its carrying value. When such evaluation results in a deficiency, the asset is written down to its estimated fair value.

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

     Purchased in-process R&D, which consisted of the value of ATI products in the development stage that, were not considered to have reached technological feasibility as of the date of the ATI Merger, was expensed in the first quarter of 1998 in accordance with applicable accounting rules (see "Note C").

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

     On December 31, 1997, the Company entered into a stock purchase agreement with GST Telecommunications, Inc. ("GST") and GST USA, Inc. ("GST USA") to acquire 5,113,712 shares of NACT common stock owned by GST USA, representing approximately 67.3% of the outstanding shares of NACT (the "NACT Acquisition"). On February 27, 1998, the NACT Acquisition was completed with GST USA receiving $59.7 million in cash and 1,429,907 restricted shares of the Company's common stock valued at approximately $26.9 million. These shares were valued at $18.80 per share, a 20% discount to the closing market price of Company common stock on February 26, 1998. Management believes this valuation was appropriate and reasonable based on the fact GST USA sold all 1,429,907 restricted shares at $18.80 per share to an independent third party in a private transaction completed on February 27, 1998.

     In addition, the Company issued 740,543 non-qualified options to purchase Company common stock at $11.15 per share and 106,586 non-qualified options to purchase Company common stock at $16.25 per share in exchange for substantially all the options held by NACT employees, which became immediately vested in connection with the NACT Acquisition. These options had an initial fair value using the Black-Scholes pricing model of approximately $8.4 million. The significant assumptions used in the Black-Scholes calculation were: stock price at date of grant of $18.80; risk-free interest rate of 5.25%; expected life of 3 years; expected volatility of 44; and no expected dividends.

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

     The acquisition of NACT has been accounted for using the purchase method of accounting. Accordingly, the results of NACT's operations have been included in the accompanying consolidated financial statements from February 27, 1998, the date the majority interest was acquired. The purchase price was allocated to the net assets acquired, including $44.6 million of purchased in-process R&D. The excess of purchase price over

                      WORLD ACCESS, INC. AND SUBSIDIARIES
the fair value of net assets acquired of approximately $92.7 million has been recorded as goodwill and is being amortized over a 20 year period.

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

     In connection with the Telco Merger, the stockholders of Telco received 7,041,773 shares of the Company's common stock valued at approximately $143.0 million. Pursuant to the merger agreement, the number of shares issued was to be determined by the quotient of $17.00 divided by the average of the last reported sales price of one share of Company common stock on Nasdaq during a period of 20 trading days before the closing of the Telco Merger. Since the purchase price (i.e., the number of shares) was not determined until the closing of the Telco Merger, the shares issued were valued at $20.31 which was the closing price of the Company's common stock on November 30, 1998. In addition, the Company issued 1,028,670 non-qualified options to purchase Company common stock at an average exercise price of $15.78 per share in exchange for substantially all the options held by Telco employees, which became immediately vested in connection with the Telco Merger. These options had an initial fair value using the Black-Scholes pricing model of approximately $10.8 million. The significant assumptions used in the Black-Scholes calculation were: stock price at date of grant of $20.31 (closing price on Nasdaq on November 30, 1998); risk free interest rate of 5.25%; expected life of 2 years; expected volatility of 60; and no expected dividends.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     For the ATI, NACT and Telco Mergers, the Company has allocated a portion of the purchase price to in-process research and development. The Company relied on three sources of competence to identify and evaluate projects comprising in-process R&D:

     - The Company's due diligence of the target companies including a thorough review by our engineers of the various technologies;

     - The target companies' engineers and management provided substantial information about the status of various technologies.

     - Independent appraisers, who have substantial experience in these types of engagements, had lengthy discussions with each target company's management representatives.

     The Company could not have purchased or internally developed the in-process research and development projects for less.

     We expect our results of operations to benefit from the above acquisitions through increased revenues and gross margin due to new product introductions. We expect to realize these benefits during 1999 and 2000 as new products are introduced to the market. The in-process research and development projects acquired from ATI, NACT and Telco all relate to new products and technologies that are completely unrelated to our current projects and activities.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     The second measurement period for purposes of releasing escrowed shares and paying CIS Additional Consideration was January 1, 1998 to December 31, 1998. In reviewing CIS's pre-tax income performance as of August 31, 1998, the Company determined that it was determinable beyond a reasonable doubt that the conditions for release and payment for the first period would be met. Accordingly, 244,929 escrowed shares were accounted for as if released and $2.0 million of CIS Additional Consideration was accounted for as if paid as of August 31, 1998. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $5.1 million and $3.1 million, respectively, as of August 31, 1998. These escrowed shares

                      WORLD ACCESS, INC. AND SUBSIDIARIES
were released and CIS Additional Consideration was paid to the former stockholders of CIS on February 15, 1999. The $2.0 million of CIS Additional Consideration earned is included in Other accrued liabilities on the Company's December 31, 1998 balance sheet.

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

PRO FORMA RESULTS OF OPERATIONS

     On a pro forma, unaudited basis, as if the acquisitions of ATI, NACT, Telco and Resurgens had occurred as of January 1, 1997, total sales, operating loss, loss from continuing operations and net loss from continuing

                      WORLD ACCESS, INC. AND SUBSIDIARIES
operations per diluted common share for the years ended December 31, 1998 and 1997 would have been approximately $378.0 million and $370.6 million; $88.4 million and $165.3 million; $100.8 million and $178.7 million; $2.91 and $5.48, respectively. The results of operations for Galaxy during the first six months of 1997 were not material and therefore are not included in the pro forma disclosure.

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

     The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification, and test activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The progress on these activities determines the stage of completion of each project in the life cycle of the development. Projects described as being in the "early" or "early concept" stage are not expected to achieve technological feasibility and commercial application within twelve months from the valuation date. These projects are typically in the stage of documenting hardware and software design and preparation of circuit board layouts. Projects described as being in the "mid" stage of development are expected to achieve technological feasibility and commercial application within 6 to 12 months from the valuation date. These projects are typically in the stage of finalizing circuit board layouts and performing engineering integration tests prior to prototype builds. Projects described as being in the "late" stage of development are expected to achieve technological feasibility and commercial application within 6 months from the valuation date. These projects are typically in stage of prototype builds, initial system testing, quality assurance and field trials. It should be noted that stages of completion refer to specific development milestones, and do not necessarily directly correlate to the percentage of completion used in the IPR&D valuation. The percentage of completion for the IPR&D valuation is based on the development costs incurred on each acquired IPR&D project as of the Acquisition Date, as a percentage of the total

                      WORLD ACCESS, INC. AND SUBSIDIARIES
development costs expected to be incurred on that project, from the inception of its development (prior to the acquisition date) until its development is completed (after the acquisition date).

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

     The seven technologies reflected above represent 11 of the 13 projects that NACT had in development at the time of acquisition. The STX development consists of four separate projects, and the MCU development consists of two separate projects. These projects were at multiple stages along NACT's development timeline. Some projects were beginning testing in NACT labs; others were at earlier stages of planning and designing. These projects were scheduled for release between December 1998 and December 2000. Revenue projections for the in-process technologies reflected the anticipated release dates of each project.

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

     In-process technology's contribution to the operating profit of NACT (earnings before interest, taxes and depreciation and amortization) was projected to grow within the projection period at annual rates ranging from a high of 67.2% to a low of 2.8% during the first five years, decreasing during the remaining years of the projection period similar to the revenue growth projections described above. Projected in-process technology's

                      WORLD ACCESS, INC. AND SUBSIDIARIES
annual contribution to operating profit ranged from approximately $2.1 million to $29.3 million within the term of the projections.

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

     Access 45/60 Release 1 is in the mid stage of development. If technological feasibility is achieved, Telco expects the product to be introduced into the market at the end of 1999. However, before that can occur,

                      WORLD ACCESS, INC. AND SUBSIDIARIES

Telco must complete the first prototype builds of the product and perform initial system testing which will not begin until the end of August 1999. In September 1999, Telco will begin testing for system quality assurance and expects to begin beta field testing in October or November 1999.

     EdgeLink100 E1 -- The EdgeLink100 E1 version is an addition to the 100 family which will be marketed internationally. Conforming to all applicable ETSI and ITU standards, this product will provide a cornerstone to the next generation of international product offerings. This product was in the early stage of development at the time of acquisition, and is expected to achieve commercial viability by the end of 1999. Software code generation is expected to be completed in April 1999. Prototype builds for initial units are expected to be completed in May 1999, and initial beta field tests are expected to begin in June 1999.

     EdgeLink300 -- The EdgeLink300 is an intelligent integrated access device, which will provide low cost integration of voice and data services at the customer premise by incorporating the functionality of several different customer premise devices to allow low cost integration of POTS (plain old telephone service), PBX, corporate LAN access and Internet access services in a single box. The product can be connected to the network via a DS1, SDSL or HDSL. These multiple access choices allow for lowest cost access to customers under various regulatory conditions. This project was acquired by Telco through its acquisition of Synaptyx in October of 1998. This product was in the late stage of development and will be introduced in the first half of 1999.

     SONET Edge Device -- The SONET Edge Device is a next-generation edge device expected to provide access to SONET networks. This access device will be designed to take a T1 voice input from a PBX or an Access60 and convert to SONET formatted tributaries and send it out via a traditional STS1 interface.

     This project was in the early stage of development at the time of acquisition, and is not expected to reach commercial viability until early 2000. Documentation of the hardware and software design is expected to be completed in April 1999; software code generation is expected to be completed in August 1999; prototype builds for initial units are expected to be completed in October 1999; and initial beta field tests are expected to begin in January 2000.

     EdgeLink600 -- The EdgeLink600 ATM access device is expected to be the first of Telco's new class of remote access systems designed to support mission-critical multimedia traffic with guaranteed end-to-end quality of service. This device is expected to consolidate mission-critical data, voice and video traffic onto ATM or Frame Relay networks, allowing cost effective video conferencing and voice integration without compromising critical data traffic. These systems will address users who wish to take advantage of the quality and cost effectiveness of ATM but do not wish to run ATM to their desktop.

     Although much of the hardware and software design documentation and the board layouts have been completed, before this product achieves technological feasibility and the first version is introduced to the market, Telco must first achieve several tasks:

     - building and testing the prototype units, initiated in August 1998; and

     - beta field test trials, expected to begin in November 1998.

     This project was in the late stage of development at the time of acquisition, and is currently expected to be commercially released toward the end of 1999. Version 1.0 of this product is expected to enable ATM, Frame Relay, LAN, and Serial interfacing. Version 1.5 is expected to add T1 interfacing on a higher density CompactPCI card and would support a number of digital subscriber lines (fractional T1, up to 23 lines). Version 2.0 is expected to support E1 and HDSL communication protocols, and is expected to include a design change to the product's T1 ATM board.

     EdgeLink650 IMA -- The EdgeLink650 ATM device will be designed to be a multislot version of the Edgelink600 with DS3 and NxDS1 interface support. This product will incorporate an ATM Inverse Multiplexer (IMA). This product was in the early stage of development at the time of acquisition, and is

                      WORLD ACCESS, INC. AND SUBSIDIARIES
expected to reach commercial viability in early 2000. Documentation of the hardware and software design is expected to be completed in June 1999; prototype builds for initial units are expected to be completed in May 1999; and initial beta field tests are expected to begin in December 1999.

     Voice-Over-Packet Engines -- Voice-over-packet refers to sending voice transmissions over packet-based communication protocols, such as internet protocols (IP telephony), Frame Relay, or ATM. Telco is currently developing the software and hardware for a generic "engine" to be integrated into the EdgeLink family of products to enable this functionality. This product was in the mid stage of development at the time of acquisition, and is expected to be commercially viable by the end of 1999. Software code generation is expected to be completed in June 1999; prototype builds for initial units are expected to be completed in July 1999; and initial beta field tests are expected to begin in September 1999.

     Hyperspan SMUG -- A new application specific integrated circuit (ASIC) is being designed to be integrated into the HyperSPAN multiplexer boards in order to (i) avoid technological obsolescence, and (ii) to reduce production costs. The development of this replacement technology was at an early to mid stage at the time of acquisition and is expected to be commercially viable by the end of 1999.

     Set forth in the table below are details relating to the significant Telco in-process research and development projects (dollar amounts in thousands):

                                                                           PERCENTAGE OF
                                                                          COMPLETION AS OF
                                   PERCENTAGE OF                       ----------------------   ESTIMATED COSTS TO COMPLETION
                                       TELCO        COSTS INCURRED                              AS OF THE ACQUISITION DATE FOR
                                       IPR&D       AS OF ACQUISITION   ACQUISITION              ------------------------------
DEVELOPMENT PROJECT                   CHARGE             DATE             DATE       12/31/98    1998       1999        2000
-------------------                -------------   -----------------   -----------   --------   ------    --------    --------
Access 45/60 Release 1...........        1%             $2,610             72%          74%      $ 77      $  923
EdgeLink 100 E1..................        4                 880             47           51         76         914
Sonet IAD........................        6               1,090             24           28        195       2,345      $1,000
EdgeLink 650/IMA.................       16               1,830             39           43        227       2,723
Voice over Packet................       11               1,730             45           49        162       1,948
EdgeLink 300.....................       48               2,200             88           92        100         200
EdgeLink 600.....................       12               3,300             85           90        197         393
Hyperspan SMUG...................        2                 760             77           81         38         192

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

     The discount rates used to value the in-process technologies were 21.5% and 23.5%, depending on the stage of development. These discount rates were selected due to several incremental inherent risks. First the actual useful economic life of such technologies may differ from the estimates used in the analysis. Second, risks associated with the financial projections on the specific products that comprise the acquired in-process research and development. The third factor is the incomplete and unproven nature of the technologies. Finally, future technological advances that are currently unknown may negatively impact the economic and functional viability of the in-process R&D.

     The discount rates used to value in-process research and development are different in each of the three mergers due to the following factors: (i) The nature of the markets for the products under development, including factors such as market size, ability to enter the markets, competitive landscape, possibility of technological obsolescence, and target customer base; and (ii) the nature of the acquired businesses, including the historical success with product introductions, ability to meet development milestones, strength of the sales and marketing organizations, access to market channels and strength of the brand names.

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

     The estimated loss on disposal of the discontinued operations was determined by comparing the book value of the net assets of the discontinued operations to their net realizable value. The net realizable value was estimated based on discussions with the Company's investment advisors hired to sell the discontinued operations, as well as a preliminary non-committal offer from a prospective buyer.

     The goodwill related to the discontinued operations was not impaired prior to 1998 as the related business segments were generating positive cash flows and no indicators of impairment existed in 1997 or prior periods.

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
                                                           ========   =======   =======

     The assets and liabilities of the discontinued operations included in the Consolidated Balance Sheet at December 31, 1998 consisted of the following (in thousands):

Current Assets
  Accounts receivable.......................................  $11,453
  Inventories...............................................   12,083
  Other current assets......................................      252
                                                              -------
                                                              $23,788
                                                              =======
Noncurrent Assets
  Property and equipment....................................  $ 2,028
  Goodwill..................................................    5,335
  Other assets..............................................       --
                                                              -------
                                                              $ 7,363
                                                              =======
Current Liabilities
  Accounts payable..........................................  $ 4,083
  Other accrued liabilities.................................    3,741
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
                                                                =======      =======        ======

     The activity consisted of either cash payments or asset write-downs; there were no reclassifications or other adjustments. Fair value of assets are based on market prices less costs to sell.

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

     Restructuring charges related to the CDX switch included $3.0 million related to an international long-term contract, $3.5 million to reserve for potential losses on an equity investment in and loan made to two companies planning CDX-based network infrastructure build-outs in Latin America, and $1.7 million for the write-off of other assets related to the development and deployment of the CDX switch, including nonrefundable prepaid royalties and tooling costs.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

EXISTING TECHNOLOGY

     In connection with the Telco and NACT Mergers, the Company allocated $34.0 million and $4.4 million of the purchase price, respectively, to existing technology acquired and is amortizing these costs to expense over an eight year life. Existing technology assets are comprised of technology that is incorporated into products currently sold in the market place or at an advanced stage of development where technological feasibility exists. The valuation of the existing technology was performed by independent appraisers. The primary Telco products (which are not similar to the Company's existing technology and products) constituting the Telco existing technology acquired include:

     EdgeLink100 -- The EdgeLink100 product is a broadband DS3 multiplexer designed for the domestic market providing T1 delivery and T3 backhaul from Internet service providers (ISPs), local exchange carriers (LECs), competitive local exchange carriers (CLECs) and wireless service providers.

     Access 45/60 -- The Access 45/60 network access servers provide highly reliable digital access to public, private and hybrid networks, integrating multiple business applications through cost-effective connections to dedicated, switched and packet network services.

     HyperSPAN/MicroFOX -- HyperSPAN and MicroFOX are DS3 and DS2 multiplexes, respectively. Multiplexers combine digital inputs from multiple sources into one digital output.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     Set forth below is summarized financial information of WA Telcom presented for the information of its debtholders. The summarized financial information presented below includes the results of operations for the following businesses from their respective dates of acquisitions: Advanced TechCom, Inc. -- January 1998; NACT Telecommunications, Inc. -- February 1998; and Cherry Communications Incorporated and Cherry Communications U.K. Limited -- December 1998. Separate financial statements of WA Telcom are not

                      WORLD ACCESS, INC. AND SUBSIDIARIES
presented because management has determined that they would not be material to investors. In addition, summarized financial information for 1997 and 1996 are not presented as there is no difference between this information and the 1997 and 1996 consolidated financial statements included herein. The only difference between the summarized financial information of WA Telcom and the 1998 consolidated financial statements is that WA Telcom does not include the transactions incurred by the new parent holding company from October 28, 1998 to December 31, 1998, including the acquisition of Telco on November 30, 1998.

                           BALANCE SHEET INFORMATION

                                                               DECEMBER 31,
                                                                   1998
                                                              --------------
                                                              (IN THOUSANDS)
Current assets..............................................     $162,554
Non-current assets..........................................      300,139
Total assets................................................      462,693
Current liabilities.........................................       70,976
Non-current liabilities.....................................      145,839
Stockholders equity.........................................      245,878
Total liabilities and stockholders equity...................      462,693

                        OPERATING STATEMENT INFORMATION

                                                              YEAR ENDED DECEMBER 31,
                                                                       1998
                                                              -----------------------
                                                                  (IN THOUSANDS)
Total sales.................................................         $ 139,246
Gross profit................................................            49,794
Income (loss) from continuing operations(1).................          (111,282)
Income (loss) from discontinued operations(2)...............            (2,057)
Net income (loss)...........................................          (116,839)

---------------

(1) Income (loss) from continuing operations includes special charges relating to: $100.3 million of in-process research and development; $6.2 million of goodwill impairment; and $17.2 million of restructuring and other charges.
(2) Reflects the Company's plan to sell all of its non-core businesses, which consist of the resale of Nortel and other original equipment manufacturers' wireline switching equipment, third party repair of telcom equipment and pay telephone refurbishment. The discontinued operations had total assets of $31.1 million, and total liabilities of $7.8 million as of December 31, 1998.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Report

     (1) Financial Statements

     The index to the financial statements included in this Report within Item 8 (page 51) is incorporated herein by reference.

     (2) Financial Statement Schedules

  SCHEDULE                  PAGE
   NUMBER                  NUMBER
  --------                --------
  I                            100
  II                           104

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

     (c) The exhibits filed herewith and incorporated by reference herein are set forth on the Exhibit Index on page 97 hereof. Included in those exhibits are the following executive compensation plans and arrangements:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.1    --   1991 Stock Option Plan
  10.2    --   Amendment to 1991 Stock Option Plan
  10.3    --   Second Amendment to 1991 Stock Option Plan
  10.4    --   Third Amendment to 1991 Stock Option Plan
  10.5    --   Outside Directors' Warrant Plan
  10.6    --   Directors' Warrant Incentive Plan

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.7    --   Fourth Amendment to 1991 Stock Option Plan
  10.8    --   Fifth Amendment to 1991 Stock Option Plan
  10.9    --   Amendment One to Outside Directors' Warrant Plan
 10.10    --   Amendment One to Directors' Warrant Incentive Plan
 10.11    --   Amendment Two to Outside Directors' Warrant Plan
 10.12    --   Amendment Two to Directors' Warrant Incentive Plan
 10.13    --   Sixth Amendment to 1991 Stock Option Plan
 10.14    --   Severance Protection Agreement -- Steven A. Odom
 10.15    --   Severance Protection Agreement -- Hensley E. West
 10.16    --   Severance Protection Agreement -- Mark A. Gergel
 10.21    --   Amendment Three to Outside Directors' Warrant Plan
 10.22    --   Executive Employment Agreement between World Access, Inc.
               and Steven A. Odom
 10.23    --   Executive Employment Agreement between World Access, Inc.
               and Mark A. Gergel
 10.24    --   Letter Agreement with Hensley E. West
 10.25    --   1998 Incentive Equity Plan, as amended

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
  3.1     --   Certificate of Incorporation of the Registrant and
               Amendments to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Form S-4 filed
               October 6, 1998, Registration No. 333-65389, Amendment to
               Certificate of Incorporation incorporated by reference to
               Exhibit 3.2 of Old World Access' Form 8-K filed October 28,
               1998).
  3.2     --   Amendment to the Certificate of Incorporation (incorporated by reference to the Registrant's Form 10-K for the year
               ended December 31, 1998, filed April 9, 1999.
  3.3     --   Bylaws of the Registrant (incorporated by reference to
               Exhibit 3.2 to Registrant's Form S-4 filed October 6, 1998,
               No. 333-65389).
  4.1     --   Indenture dated as of October 1, 1997 by and between World
               Access, Inc. and First Union Bank, as trustee (incorporated by reference to Exhibit 4.1 to Old World Access' Form 8-K, filed October 8, 1997).
  4.2     --   First Supplemental Indenture dated October 28, 1998 between
               World Access, Inc., WA Telcom Products Co., Inc. and First
               Union Bank, as Trustee (incorporated by reference to Exhibit
               4.1 to the Registrant's Form 8-K filed October 28, 1998).
 10.1     --   World Access, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Old World
               Access' Registration Statement on Form S-18, filed on July
               25, 1991, No. 33-41255-A).
 10.2     --   Amendment to World Access, Inc. 1991 Stock Option Plan
               (incorporated by reference to Exhibit 10.2 to Old World
               Access' Form 10-K for the year ended December 31, 1993,
               filed March 31, 1994).
 10.3     --   Second Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Old World Access' Form 10-K for the year ended December 31, 1993, filed March 31, 1994).
 10.4     --   Third Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.26 to Old World Access' Form S-2,
               Amendment No. 2, filed on February 14, 1995, No. 33-87026).
 10.5     --   World Access, Inc. Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.40 to Old World
               Access' Form 10-K for the year ended December 31, 1995,
               filed April 10, 1996).
 10.6     --   Directors' Warrant Incentive Plan (incorporated by reference to Exhibit 10.41 to Old World Access' Form 10-K for the year ended December 31, 1995, filed April 10, 1996).
 10.7     --   Fourth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.32 to Old World Access' Form 10-K
               for the year ended December 31, 1996, filed April 11, 1997).
 10.8     --   Fifth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.33 to Old World Access' Form 10-K
               for the year ended December 31, 1996, filed April 11, 1997).
 10.9     --   Amendment One to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.33 to Old World
               Access' Form 10-K for the year ended December 31, 1996,
               filed April 11, 1997).
 10.10    --   Amendment One to Directors' Warrant Incentive Plan
               (incorporated by reference to Exhibit 10.31 to Old World
               Access' Form 10-K for the year ended December 31, 1996,
               filed April 11, 1997).
 10.11    --   Amendment Two to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.21 to Old World
               Access' Form 10-K for the year ended December 31, 1997,
               filed April 15, 1998).
 10.12    --   Amendment Two to Directors' Warrant Incentive Plan
               (incorporated by reference to Exhibit 10.22 to Old World
               Access' Form 10-K for the year ended December 31, 1997,
               filed April 15, 1998).
 10.13    --   Sixth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.22 to Old World Access' Form 10-K
               for the year ended December 31, 1997, filed April 15, 1998).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
 10.14    --   Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Steven A. Odom (incorporated by reference to Exhibit 10.33 to Old World Access' Form 10-K for the year ended December 31, 1997, filed April 15, 1998).
 10.15    --   Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Hensley E. West (incorporated by reference to Exhibit 10.33 to Old World Access' Form 10-K for the year ended December 31, 1997, filed April 15, 1998).
 10.16    --   Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Mark A. Gergel (incorporated by reference to Exhibit 10.33 to Old World Access' Form 10-K for the year ended December 31, 1997, filed April 15, 1998).
 10.17    --   License Agreement dated July 1, 1996, by and between
               International Communication Technologies, Inc., World Access
               and Eagle Telephonics, Inc. (incorporated by reference to
               Exhibit 10.36 to Old World Access' Form 10-K for the year
               ended December 31, 1996, filed April 11, 1997).
 10.18    --   Agreement and Plan of Merger between and among World Access,
               Inc. and CIS Acquisition Corp. and Thomas R. Canham; Brian
               A. Schuchman; and Cellular Infrastructure Supply, Inc. (with exhibits thereto) (incorporated by reference to Exhibit Z to
               Old World Access' Form 8-K, filed April 10, 1997).
 10.19    --   Registration Rights Agreement dated October 1, 1997 by and between World Access, Inc., BT Alex Brown Incorporated and
               Prudential Securities Incorporated (incorporated by
               reference to Exhibit 10.2 to Old World Access' Form 8-K,
               filed October 8, 1997).
 10.20    --   Agreement and Plan of Merger by and among World Access,
               Inc., Cellular Infrastructure Supply, Inc., Advanced
               TechCom, Inc. and Ernest H. Lin dated as of December 24,
               1997 (incorporated by reference to Exhibit 2.1 to Old World
               Access' Form 8-K, filed February 13, 1998).
 10.21    --   Amendment Three to Outside Directors' Warrant Plan
               (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed April 9, 1999).
 10.22    --   Executive Employment Agreement between World Access, Inc.
               and Steven A. Odom dated as of December 14, 1998
               (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed April 9, 1999).
 10.23    --   Executive Employment Agreement between World Access, Inc.
               and Mark A. Gergel dated as of December 14, 1998
               (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed April 9, 1999).
 10.24    --   Letter Agreement with Hensley E. West, dated as of December
               14, 1998 (incorporated by reference to the Registrant's Form
               10-K for the year ended December 31, 1998, filed April 9,
               1999).
 10.25    --   World Access, Inc. 1998 Incentive Equity Plan, as amended
               (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed April 9, 1999).
 10.26    --   Assignment and Assumption Agreement dated October 29, 1998 between World Access, Inc. and WA Telcom Products Co., Inc.
               (incorporated by Exhibit 10.1 to the Registrant's Form 8-K filed October 28, 1998).
 10.27    --   Form of Indemnification Agreement with directors and
               officers (incorporated by reference to Appendix H to the
               Registrant's Joint Proxy Statement/Prospectus dated November
               10, 1998 relating to the Special Meeting of Stockholders
               held on November 30, 1998).
 10.28    --   Schedule of all officers and directors who have signed an
               Indemnification Agreement referred to in Exhibit 10.27.

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
 10.29    --   Credit Agreement dated as of December 30, 1998 between Telco
               Systems, Inc., World Access Holdings, Inc. and NationsBank,
               N.A. as Administrative Agent and Fleet National Bank as
               Syndication Agent and Bank Creditanstalt Corporate Finance,
               Inc. (incorporated by reference to the Registrant's Form
               10-K for the year ended December 31, 1998, filed April 9,
               1999).
 10.30    --   Guaranty dated as of December 30, 1998 between the
               Registrant, Telco, World Access Holdings, Inc., NationsBank,
               N.A. as Administrative Agent and the lenders party to the
               Credit Agreement (referred to in Exhibit 10.29).
 10.31    --   Pledge Agreement dated as of December 31, 1998 by the
               Registrant. in favor of NationsBank, N.A. as Administrative
               Agent and the lenders party to the Credit Agreement
               (referred to in Exhibit 10.29).
 10.32    --   Security Agreement dated as of December 31, 1998 by the
               Registrant in favor of NationsBank, N.A. as Administrative
               Agent and the lenders party to the Credit Agreement
               (referred to in Exhibit 10.29).
 10.33    --   Disbursement Agreement dated as of December 14, 1998, by and the Registrant, Cherry Communications Incorporated (d/b/a
               Resurgens Communications Group) and William H. Cauthen, Esq.
               (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed April 9, 1999).
 10.34    --   Agreement and Plan of Merger and Reorganization by and among
               World Access, Inc., WAXS INC., WA Merger Corp. and Cherry
               Communications Incorporated (d/b/a Resurgens Communications
               Group) dated as of May 12, 1998, as amended (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated November 12, 1998 relating to the Special Meeting of
               Stockholders held on December 14, 1998).
 10.35    --   Share Exchange Agreement by and among World Access, Inc.,
               WAXS INC., Cherry Communications U.K. Limited and
               Renaissance Partners II, dated as of May 12, 1998
               (incorporated by reference to Appendix B to the Registrant's
               Proxy Statement dated November 12, 1998 relating to the
               Special Meeting of Stockholders held on December 14, 1998).
 16.1*    --   Letter of PricewaterhouseCoopers LLP.
 21.1*    --   Subsidiaries of the Registrant.
 23.1     --   Consent of Ernst & Young LLP.
 23.2     --   Consent of PricewaterhouseCoopers LLP.
 27.1*    --   Financial Data Schedule for 1998. (For SEC use only).
 27.2*    --   Financial Data Schedule for 1997 and 1996 as restated for
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

NOTE 2.  GUARANTEE

     Pursuant to the reorganization, the parent-company fully and unconditionally guaranteed the payment of the $115.0 million aggregate principal amount 4.5% convertible subordinated notes dated October 1, 1997 (due 2002) issued by WA Telcom, a wholly owned subsidiary.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT   CHARGED TO   CHARGED TO                      BALANCE
                                       BEGINNING    COSTS AND      OTHER                         END OF
DESCRIPTION                            OF PERIOD     EXPENSES     ACCOUNTS      DEDUCTIONS       PERIOD
-----------                            ----------   ----------   ----------     ----------       -------
                                                                (IN THOUSANDS)
Year Ended December 31, 1998:
  Deducted from asset account
     Allowance for accounts
       receivable....................     $237        $5,049       $4,151(B)     $  (884)(A)     $8,553
     Allowance for notes
       receivable....................       --         4,929          493(B)          --          5,422
     Allowance for contract
       receivable....................       --         2,583           --             --          2,583
Year Ended December 31, 1997:
  Deducted from asset account
     Allowance for accounts
       receivable....................      265           172           35(B)        (235)(A)        237
Year Ended December 31, 1996:
  Deducted from asset account
     Allowance for accounts
       receivable....................      207           168           30(B)        (140)(A)        265

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

Dated as of October 7, 1999

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ JOHN D. PHILLIPS                   Chairman, President and Chief    October 7, 1999
-----------------------------------------------------    Executive Officer (Principal
                  John D. Phillips                       Executive Officer)

                 /s/ MARK A. GERGEL                    Director, Executive Vice         October 7, 1999
-----------------------------------------------------    President and Chief
                   Mark A. Gergel                        Financial Officer (Principal
                                                         Financial Officer)

                /s/ MARTIN D. KIDDER                   Vice President and Controller    October 7, 1999
-----------------------------------------------------    (Principal Accounting
                  Martin D. Kidder                       Officer)

               /s/ JOHN P. IMLAY, JR.                  Director                         October 7, 1999
-----------------------------------------------------
                 John P. Imlay, Jr.

                 /s/ CARL E. SANDERS                   Director                         October 7, 1999
-----------------------------------------------------
                   Carl E. Sanders

               /s/ LAWRENCE C. TUCKER                  Director                         October 7, 1999
-----------------------------------------------------
                 Lawrence C. Tucker