Form 10-Q/A
period 1999-06-30
WORLD ACCESS INC /NEW/
filed 1999-10-07
CIK 1071645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                        (AMENDING PART I, ITEMS 1 AND 2)
(MARK ONE)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE THREE MONTHS ENDED JUNE 30, 1999.
                                                       OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM --------- TO -----------.

                         COMMISSION FILE NUMBER 0-29782

                               WORLD ACCESS, INC.
             (Exact name of Registrant as specified in its Charter)

                     DELAWARE                                           58-2398004
             (State of Incorporation)                      (I.R.S. Employer Identification No.)

       945 E. PACES FERRY ROAD, SUITE 2200,                                30326
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets
  Cash and equivalents......................................   $  98,996     $  55,176
  Accounts receivable.......................................      97,342        70,485
  Inventories...............................................      45,216        48,591
  Deferred income taxes.....................................      33,022        37,185
  Other current assets......................................      21,907        21,381
                                                               ---------     ---------
          Total Current Assets..............................     296,483       232,818
Property and equipment......................................      62,325        63,602
Goodwill and other intangibles..............................     309,540       298,780
Other assets................................................      24,798        18,612
                                                               ---------     ---------
          Total Assets......................................   $ 693,146     $ 613,812
                                                               =========     =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................   $  12,285     $  17,989
  Accounts payable..........................................      58,393        36,418
  Other accrued liabilities.................................      45,744        52,825
                                                               ---------     ---------
          Total Current Liabilities.........................     116,422       107,232
Long-term debt..............................................     140,728       137,864
Noncurrent liabilities......................................      10,204         8,133
                                                               ---------     ---------
          Total Liabilities.................................     267,354       253,229
                                                               ---------     ---------
Stockholders' Equity
  Preferred stock...........................................           1            --
  Common stock..............................................         448           441
  Capital in excess of par value............................     544,481       472,945
  Accumulated deficit.......................................    (119,138)     (112,803)
                                                               ---------     ---------
          Total Stockholders' Equity........................     425,792       360,583
                                                               ---------     ---------
          Total Liabilities and Stockholders' Equity........   $ 693,146     $ 613,812
                                                               =========     =========

                 See notes to consolidated financial statements

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS          SIX MONTHS
                                                                ENDED JUNE 30,       ENDED JUNE 30,
                                                              ------------------   -------------------
                                                                1999      1998       1999       1998
                                                              --------   -------   --------   --------
                                                                            (UNAUDITED)
Carrier service revenues....................................  $113,279   $   718   $198,891   $  1,263
Equipment sales.............................................    64,493    33,824    122,360     56,684
                                                              --------   -------   --------   --------
         Total Sales........................................   177,772    34,542    321,251     57,947
Cost of carrier services....................................    99,611       587    175,269      1,041
Cost of services network....................................     4,394        38      9,963         76
Cost of equipment sold......................................    36,748    17,171     68,690     29,353
Amortization of acquired technology.........................     1,200        --      2,400         --
                                                              --------   -------   --------   --------
         Total Cost of Sales................................   141,953    17,796    256,322     30,470
                                                              --------   -------   --------   --------
Gross Profit................................................    35,819    16,746     64,929     27,477
Research and development....................................     4,419     1,746      8,773      2,478
Selling, general and administrative.........................    15,032     4,013     28,939      6,798
Amortization of goodwill....................................     3,251       833      6,369      1,475
In-process research and development.........................        --        --         --     35,400
Restructuring and other charges.............................        --        --         --        590
                                                              --------   -------   --------   --------
Operating Income (Loss).....................................    13,117    10,154     20,848    (19,264)
Interest and other income...................................     1,083       699      1,506      1,970
Interest expense............................................    (1,976)   (1,515)    (4,604)    (2,958)
                                                              --------   -------   --------   --------
Income (Loss) From Continuing Operations Before Income Taxes
  and Minority Interests....................................    12,224     9,338     17,750    (20,252)
Income taxes................................................     5,952     3,721      9,357      5,906
                                                              --------   -------   --------   --------
Income (Loss) From Continuing Operations Before Minority
  Interests.................................................     6,272     5,617      8,393    (26,158)
Minority interests in earnings of subsidiary................        --       848         --      1,532
                                                              --------   -------   --------   --------
Income (Loss) From Continuing Operations....................     6,272     4,769      8,393    (27,690)
Net income (loss) from discontinued operations..............      (685)    1,702       (653)       (40)
Write-down of discontinued operations to net realizable
  value.....................................................   (13,662)       --    (13,662)        --
                                                              --------   -------   --------   --------
Net Income (Loss)...........................................    (8,075)    6,471     (5,922)   (27,730)
Preferred stock dividends...................................       413        --        413         --
                                                              --------   -------   --------   --------
         Net Income (Loss) Available to Common
           Stockholders.....................................    (8,488)  $ 6,471   $ (6,335)  $(27,730)
                                                              ========   =======   ========   ========
Income (Loss) Per Common Share:
  Basic:
    Continuing Operations...................................  $   0.16   $  0.23   $   0.22   $  (1.39)
    Discontinued Operations.................................     (0.39)     0.08      (0.40)        --
                                                              --------   -------   --------   --------
    Net Income (Loss).......................................  $  (0.23)  $  0.31   $  (0.18)  $  (1.39)
                                                              ========   =======   ========   ========
  Diluted:
    Continuing Operations...................................  $   0.16   $  0.22   $   0.22   $  (1.39)
    Discontinued Operations.................................     (0.36)     0.08      (0.37)        --
                                                              --------   -------   --------   --------
    Net Income (Loss).......................................  $  (0.20)  $  0.30   $  (0.15)  $  (1.39)
                                                              ========   =======   ========   ========
Weighted Average Shares Outstanding:
  Basic.....................................................    36,375    20,576     36,232     19,960
                                                              ========   =======   ========   ========
  Diluted...................................................    40,296    21,822     38,446     19,960
                                                              ========   =======   ========   ========

                See notes to consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                    CAPITAL IN
                                             PREFERRED    COMMON    EXCESS OF    ACCUMULATED
                                               STOCK      STOCK     PAR VALUE      DEFICIT      TOTAL
                                             ---------   --------   ----------   -----------   --------
                                                                    (UNAUDITED)
Balance at January 1, 1999.................  $     --    $    441    $472,945     $(112,803)   $360,583
  Net and comprehensive net loss...........                                          (5,922)     (5,922)
  Issuance of preferred shares in private
     offering..............................         1                  47,750                    47,751
  Issuance of preferred shares for
     acquisition of business...............                            18,539                    18,539
  Dividends on preferred stock.............                                            (413)       (413)
  Release of escrowed shares for
     acquisition...........................                     1       2,824                     2,825
  Issuance of shares for technology
     license...............................                     5       1,705                     1,710
  Issuance of shares for options and
     warrants..............................                     1         479                       480
  Tax benefit from option and warrant
     exercises.............................                                54                        54
  Issuance of shares to 401K plan..........                               185                       185
                                             --------    --------    --------     ---------    --------
Balance at June 30, 1999...................  $      1    $    448    $544,481     $(119,138)   $425,792
                                             ========    ========    ========     =========    ========

                See notes to consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
Cash Flows From Operating Activities:
  Net loss..................................................  $ (5,922)  $(27,731)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation and amortization..........................    15,123      3,194
     Write-down of discontinued operations to net realizable
      value.................................................    13,662         --
     Income tax benefit from stock warrants and options.....        54      4,222
     Special charges........................................        --     40,434
     Minority interests in earnings of subsidiary...........        --      1,532
     Provision for inventory reserves.......................       680        144
     Provision for bad debts................................     1,453        316
     Stock contributed to employee benefit plan.............       185         92
     Changes in operating assets and liabilities, net of
      effects from businesses acquired:
       Accounts receivable..................................   (23,121)   (13,088)
       Inventories..........................................   (10,236)    (9,294)
       Accounts payable.....................................    13,909      9,101
       Other assets and liabilities.........................    (1,499)    (5,970)
                                                              --------   --------
          Net Cash From Operating Activities................     4,288      2,952
                                                              --------   --------
Cash Flows From Investing Activities:
  Acquisitions of businesses, net of cash acquired..........    (2,241)   (62,084)
  Proceeds from sales of assets.............................     4,754         --
  Capitalization of software development costs..............    (2,452)    (1,831)
  Expenditures for property and equipment...................    (4,163)    (5,859)
                                                              --------   --------
          Net Cash Used By Investing Activities.............    (4,102)   (69,774)
                                                              --------   --------
Cash Flows From Financing Activities:
  Net proceeds from sale of preferred stock.................    47,788         --
  Short-term borrowings.....................................     1,200      4,297
  Principal payments under capital lease obligations........    (1,626)        --
  Repayment of industrial revenue bond......................    (4,072)        --
  Proceeds from exercise of stock warrants and options......       480      3,080
  Long-term debt repayments.................................        --       (967)
  Debt issuance costs.......................................      (136)        --
                                                              --------   --------
          Net Cash From Financing Activities................    43,634      6,410
                                                              --------   --------
  Decrease in Cash and Equivalents..........................    43,820    (60,412)
  Cash and Equivalents at Beginning of Period...............    55,176    118,065
                                                              --------   --------
  Cash and Equivalents at End of Period.....................  $ 98,996   $ 57,653
                                                              ========   ========
Supplemental Schedule of Noncash Financing and Investing
  Activities:
  Issuance of common stock for businesses acquired..........  $  2,825   $ 33,397
  Issuance of preferred stock for business acquired.........    18,539         --
  Issuance of common stock for technology license
     agreements.............................................     1,710         --
  Issuance of stock options for businesses acquired.........        --      8,360
  Conversion of note receivable to investment in ATI........        --      4,485

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The acquisition of Comm/Net has been accounted for under the purchase method of accounting. The purchase price allocation to the assets acquired and liabilities assumed was based on information currently available to management as follows (in thousands):

Purchase price:
  Preferred stock issued....................................  $18,539
  Debt paid.................................................    3,502
  Fees and expenses.........................................      500
                                                              -------
          Total purchase price..............................  $22,541
Allocation to fair values of assets and liabilities:
  Current assets............................................  $(8,420)
  Property and equipment....................................   (3,351)
  Current liabilities.......................................    8,697
  Other assets and liabilities, net.........................    1,182
                                                              -------
  Goodwill..................................................  $20,649
                                                              =======

     During 1998, the Company acquired four businesses: Advanced TechCom, Inc. ("ATI") effective January 29, 1998; a majority interest in NACT Telecommunications, Inc. ("NACT") (the "NACT Acquisition") effective February 27, 1998 and the remaining minority interest in NACT (the "NACT Merger") effective October 28, 1998; Telco Systems, Inc. ("Telco" ) effective November 30, 1999; and Cherry Communications Incorporated, d/b/a Resurgens Communications Group ("RCG"), and Cherry Communications U.K. Limited ("Cherry U.K.", and together with RCG, "Resurgens") effective December 14, 1998 and in May 1999, the Company acquired Comm/Net, these transactions are collectively refered to herein as (the "Acquisitions").

     On a pro forma, unaudited basis, as if the Acquisitions had occurred as of January 1, 1998, total revenues, operating income (loss) from continuing operations, income (loss) from continuing operations and income (loss) from continuing operations per diluted common share for the six months ended June 30, 1999 and 1998 would have been approximately $335.1 million and $179.3 million, $21.6 million and $(18.9) million, $8.6 million and $(19.1) million and $0.20 and $(0.57), respectively.

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

NOTE 3.  SALE OF PREFERRED STOCK

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

     Each share of Preferred Stock is convertible at the option of the holder into the Company's common stock in accordance with a conversion formula equal to the liquidation preference per share divided by a conversion price of $11.50 per share, subject to adjustment. If the closing trading price of the Company's common stock as quoted by The Nasdaq Stock Market exceeds $30 per share for 45 consecutive trading days,

                      WORLD ACCESS, INC. AND SUBSIDIARIES
the Preferred Stock will be automatically converted into the Company's common stock. The Preferred Stock may be voted with the Company's common stock on an as converted basis. The holders of Preferred Stock also have the right to designate one member to the Board of Directors. The holders of Preferred Stock have certain supermajority voting rights upon certain circumstances, such as the authorization of a class of securities having senior or parity rights with the Preferred Stock, a reorganization or liquidation of the Company, or a consolidation or merger of the Company into a third party.

     Upon the closing of the transaction, Lawrence C. Tucker, a partner at BBH and co-manager of The 1818 Fund III, became a member of the Company's Board of Directors.

NOTE 4.  DISCONTINUED OPERATIONS

     In December 1998, the Company formalized its plan to offer for sale two non-core businesses, (i) the resale and repair of Nortel and other original equipment manufacturers' wireline switching equipment, and (ii) pay telephone refurbishment. On January 5, 1999, the Company formally announced its intention to sell these businesses. In connection therewith, the Company recorded a $3.5 million charge in the fourth quarter of 1998, for the estimated loss to dispose of these discontinued operations. This loss, which was recorded as partial impairment of existing goodwill, was determined by comparing the book value of the net assets of the discontinued operations to their net realizable value. The net realizable value was estimated based on preliminary valuation work performed by an investment banking firm engaged by the Company to assist in the sale of these businesses and a preliminary non-committal offer from a prospective buyer.

     During the first six months of 1999, the Company and its investment bankers formally solicited offers for the two businesses. The preliminary offer referred to above was eventually withdrawn by the potential suitor and the formal selling process generated only one serious offer for the businesses. After several weeks of negotiations, the Company refused this offer due to its low price and substantial credit risk.

     During this selling process, the Company's Nortel resale business significantly deteriorated and its pay telephone refurbishment business began showing signs of weakness. Management was cautiously optimistic in early 1999 that the negative market trends and operating losses experienced in its Nortel resale business during the fourth quarter of 1998 were temporary in nature and the market/business would rebound in 1999. Unfortunately, this turnaround did not occur as evidenced by the Company's sales in this business which declined from $12.8 million in the fourth quarter of 1998 to $6.0 million in the first quarter of 1999 and $3.6 million in the second quarter of 1999. Several market pressures influenced this negative trend including increased pricing competition in the secondary equipment market, more aggressive participation in this market by Nortel and other telecom equipment manufacturers and the reluctance of customers to purchase used equipment due to year 2000 compliance concerns.

     Although the discontinued businesses collectively generated a small profit in the first quarter of 1999, they realized an operating loss of approximately $700,000 in the second quarter of 1999. In July 1999, faced with an unsuccessful selling process and future operating losses, management elected to begin liquidating the Nortel resale and repair business. A formal liquidation plan designed to eliminate future quarterly losses, maximize net cash proceeds and realize significant deferred tax credits, was adopted, by management and communicated to all affected employees in July 1999. The pay telephone refurbishment business continues to be offered for sale by the Company.

     As a result of this plan, the Company recorded a charge of $13.7 million in the second quarter of 1999 to reflect the additional loss now expected to be realized on the liquidation of the Nortel resale and repair business. Significant elements of this charge consisted of $5.6 million to write-off all remaining goodwill, $5.2 million to write-down inventories to estimated realizable value, $1.3 million to write-down leasehold improvements, test equipment and other assets to estimated realizable value, $300,000 for severance benefits, and $300,000 for the estimated loss on the disposal of facility leases. The charge also included approximately

                      WORLD ACCESS, INC. AND SUBSIDIARIES

$200,000 for net operating losses expected to be incurred by the Company during this liquidation process, which is expected to be completed by November 1999.

     These businesses have been accounted for as discontinued operations and, accordingly, the results of operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented.

     The assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets consisted of the following (in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
Current Assets
  Accounts receivable.......................................   $3,284      $11,453
  Inventories...............................................    6,347       12,083
  Other current assets......................................      109          252
                                                               ------      -------
                                                               $9,740      $23,788
                                                               ======      =======
Noncurrent Assets
  Property and equipment....................................   $  773      $ 2,028
  Goodwill and other intangibles............................       --        5,335
  Other assets..............................................        6           --
                                                               ------      -------
                                                               $  779      $ 7,363
                                                               ======      =======
Current Liabilities
  Accounts payable..........................................   $2,776      $ 4,083
  Other accrued liabilities.................................    1,768        3,741
                                                               ------      -------
                                                               $4,544      $ 7,824
                                                               ======      =======

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     NACT's business plan called for a shift in market focus to large customers, both domestic and international; therefore, NACT had numerous projects in development at the time of the acquisition. Additionally, the pending completion of a major release of NACT's billing system required significant development efforts to ensure continued integration with NACT's product suite. The purchased in-process

                      WORLD ACCESS, INC. AND SUBSIDIARIES
technology acquired in the NACT acquisition was comprised of 13 projects related to switching and billing systems. These projects were scheduled to be released between February 1998 and April 2000. These projects included planned additions of new products, based on undeveloped technologies, to NACT's suite of STX and NTS products. The projects also include the creation of products for new product suites. The research and development projects were at various stages of development. None of the in-process projects considered in the write-off had attained technological feasibility. The in-process projects do not build on existing core technology; such existing technologies were valued as a separate asset.

     A brief summary of the significant technologies NACT was developing for their STX and NTS products at the time of the acquisition are as follows:

     STX Application Switching Platform ("STX"). STX was introduced in May 1996 as an integrated digital tandem switching system which allows scalability from 24 ports to a capacity of 1,024 ports per switch. The STX can be combined with three additional STXs to provide a total capacity of 4,096 ports per system. The current STX is not sufficiently developed to address NACT's objective of targeting larger, more diverse telecommunications companies. To move into this expanded customer base, NACT has multiple development tasks planned for the STX product. NACT plans to incorporate into the STX certain features and enhancements such as SS7 and E1 (discussed below), R-2 signaling, and Integrated Services Digital Network, which are critical to the Company's strategy to broaden its customer base. The SS7 and E1 features are considered new products within the STX family of products.

     Master Control Unit ("MCU"). MCU is a database hub which can link up to four switches, creating a larger capacity tandem switch. NACT is developing an updated MCU, called the "redundant MCU", which allows for intelligent peripheral or recognition of pre-paid caller numbers. Redundant MCU is an important extension to the MCU system because it will allow a telecommunications company to create an entire switching network outside of the public network owned by major telecommunications firms.

     NTS Telemanagement and Billing System ("NTS"). NTS performs call rating, accounting, switch management, invoicing, and traffic engineering for multiple NACT switches. NACT recently finished development of an improved billing system, the NTS 2000, which is designed for real-time transaction processing with graphical user interface and improved call reports. The NTS 2000 is compatible with non-NACT switches. The NTS 2000 also allows for customization of invoices and reports.

     E1 to T1 Conversion. The T1 is the switchboard hardware used in the STX. The T1 product has been in existence for several years. The E1 is the standard switchboard used in Europe. NACT is creating a technology which facilitates compatibility between the T1 and the switchboard hardware currently used in Europe. In addition, NACT is currently developing enhanced switchboard hardware called the T3, which will allow for more calls to pass through the switchboard at one time. Both development efforts, the T3 and compatibility between E1 and T1, are necessary as NACT moves into international markets.

     Transmission Control Protocol/Internet Protocol ("TCP/IP")
Connectivity. TCP/IP is the most common method of connecting personal computers, workstations and servers. Other historically dominant networking protocols, such as the local area network ("LAN") protocol and international packet exchange/sequence packet exchange, are losing ground to TCP/IP. The addition of TCP/IP is vital relative to NACT's strategic objective of offering voice-over-Internet.

     68060. The Company has now completed the incorporation of the Motorola 68060 processing board in the STX application platform to enable the STX to support 2,048 ports per switch or 8,192 ports per integrated MCU system. With this development, the STX can process significantly more call minutes per month, with enhanced processing speed.

     Signaling System 7 ("SS7/C7"). SS7 is software that allows a call, which normally would have to go through a series of switchboards to reach its destination, to instead skip from the first switchboard to the last.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     Set forth in the table below are details relating to the in-process research and development charge for the seven key NACT technologies, which account for 11 of the 13 development projects:

                                                                 PERCENTAGE OF COMPLETION AS OF
                                                                 -------------------------------
                             PERCENTAGE OF    COSTS INCURRED
                              NACT IPR&D     AS OF ACQUISITION   ACQUISITION         JUNE 30,
DEVELOPMENT PROJECT             CHARGE             DATE             DATE               1999
-------------------          -------------   -----------------   -----------      --------------
                                                   (000)
STX Hardware & Software....       43%             $1,347             80%                93%
TCPIP......................        7                 227             90                 95
SS7/C7.....................       14               1,280             72                 84
NTS2000....................       26               1,425             91                100
E1/T1 conversion...........        6                 125             48                 77
MCU........................        1                 123             24                 74
68060......................        2                 218             48                100


                               ESTIMATED COST TO COMPLETION
                              AS OF THE ACQUISITION DATE FOR
                             ---------------------------------
DEVELOPMENT PROJECT            1998        1999        2000
-------------------          ---------   ---------   ---------

STX Hardware & Software....     $56        $285
TCPIP......................       8          17
SS7/C7.....................      54         324        $116
NTS2000....................      54          82
E1/T1 conversion...........      20         117
MCU........................      66         334
68060......................      60         178

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

     A brief description of the significant in-process projects is set forth below:

     Access 45/60 Release 1. Access 45/60 Release 1 product provides essentially the same functional service as the existing Access 45/60 network access servers by providing highly reliable digital access to public, private and hybrid networks, integrating multiple business applications through cost-effective connections to dedicated, switched and packet network services. However, unlike the current versions, the technology underlying the Release 1
(R1) version is based on high-bit-rate digital subscriber line (HDSL) technology. This HDSL technology will enable high-density voice and data applications to travel simultaneously over one to ten HDSL lines from a single platform, which will launch the R1 product into a whole new loop market by eliminating the need for service providers to have separate platforms for voice and data at the customer's premises or at the provider's central office. Although the Access 45/60 R1 product is designed to provide a service similar to the current Access 45/60 product, the core functional technology of the new R1 is very different, and the target market of the R1 product is different. This project was in the late stage of development and has been recently completed.

     EdgeLink100 E1 -- The EdgeLink100 E1 version is an addition to the 100 family which will be marketed internationally. Conforming to all applicable ETSI and ITU standards, this product will provide a cornerstone to the next generation of international product offerings. This product was in the early stage of development at the time of acquisition, and is expected to achieve commercial viability by the end of 1999. Software code

                      WORLD ACCESS, INC. AND SUBSIDIARIES
generation is expected to be completed in April 1999. Prototype builds for initial units were completed in June 1999, and initial beta field tests are expected to begin in the third quarter of 1999.

     EdgeLink300 -- The EdgeLink300 is an intelligent integrated access device, which will provide low cost integration of voice and data services at the customer premise by incorporating the functionality of several different customer premise devices to allow low cost integration of POTS (plain old telephone service), PBX, corporate LAN access and Internet access services in a single box. The product can be connected to the network via a DS1, SDSL or HDSL. These multiple access choices allow for lowest cost access to customers under various regulatory conditions. This project was acquired by Telco through its acquisition of Synaptyx in October of 1998. This product was in the late stage of development and was introduced in the first half of 1999.

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

     Although much of the hardware and software design documentation and the board layouts have been completed, in the second quarter of 1999, the development of this product has been temporarily suspended to allow the Company to focus its development efforts on completing certain other projects.

     EdgeLink650 IMA -- The EdgeLink650 ATM device will be designed to be a multislot version of the Edgelink600 with DS3 and NxDS1 interface support. This product will incorporate an ATM Inverse Multiplexer (IMA). This product was in the early stage of development at the time of acquisition, and is expected to reach commercial viability in early 2000. Documentation of the hardware and software design is expected to be completed in July 1999; prototype builds for initial units are expected to be completed in September 1999; and initial beta field tests are expected to begin in December 1999.

     Voice-Over-Packet Engines -- Voice-over-packet refers to sending voice transmissions over packet-based communication protocols, such as internet protocols (IP telephony), Frame Relay, or ATM. Telco is currently developing the software and hardware for a generic "engine" to be integrated into the EdgeLink family of products to enable this functionality. This product was in the mid stage of development at the time of acquisition, and is expected to be commercially viable by October 2000. Software code generation is expected to be completed in March 2000; prototype builds for initial units are expected to be completed in May 2000; and initial beta field tests are expected to begin in July 2000.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     Set forth in the table below are details relating to the significant Telco in-process research and development projects (dollar amounts in thousands):

                                                                           PERCENTAGE OF
                                                                          COMPLETION AS OF
                                   PERCENTAGE OF                       ----------------------   ESTIMATED COSTS TO COMPLETION
                                       TELCO        COSTS INCURRED                              AS OF THE ACQUISITION DATE FOR
                                       IPR&D       AS OF ACQUISITION   ACQUISITION              ------------------------------
DEVELOPMENT PROJECT                   CHARGE             DATE             DATE       6/30/99     1998       1999        2000
-------------------                -------------   -----------------   -----------   --------   ------    --------    --------
Access 45/60 Release 1...........        1%             $2,610             72%          87%      $ 77      $  923
EdgeLink 100 E1..................        4                 880             47           75         76         914
Sonet IAD........................        6               1,090             24           54        195       2,345      $1,000
EdgeLink 650/IMA.................       16               1,830             39           50        227       2,723
Voice over Packet................       11               1,730             45           75        162       1,948
EdgeLink 300.....................       48               2,200             90          100        100         200
EdgeLink 600.....................       12               3,300             85           95        197         393
Hyperspan SMUG...................        2                 760             77           90         38         192

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

     The discount rates used to value in-process research and development are different in each of the three mergers due to the following factors: (i) The nature of the markets for the products under development, including factors such as market size, ability to enter the markets, competitive landscape, possibility of

                      WORLD ACCESS, INC. AND SUBSIDIARIES
technological obsolescence, and target customer base; and (ii) The nature of the acquired businesses, including the historical success with product introductions, ability to meet development milestones, strength of the sales and marketing organizations, access to market channels and strength of the brand names.

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

     The following details the charges during the first six months of 1999 to the reserve for the fourth quarter 1998 restructuring activities:

                                                    RESERVE BALANCE     1999     RESERVE BALANCE
                                                      AT 12/31/98     ACTIVITY     AT 6/30/99
                                                    ---------------   --------   ---------------
                                                                   (IN THOUSANDS)
Reorganize Operating Structure
  Employee termination benefits...................      $  449         $  250        $  199
  Idle facility costs.............................         258             73           185
  Other...........................................         304            251            53
                                                        ------         ------        ------
                                                         1,011            574           437
Consolidation of ATI and Telco
  Employee termination benefits...................       1,175            866           309
  Idle facility costs.............................         577            102           475
  Other...........................................         300            118           182
                                                        ------         ------        ------
                                                         2,052          1,086           966
Outsource Manufacturing
  Employee termination benefits...................         310            195           115
  Idle facility costs.............................         365            286            79
  Other...........................................         332            332            --
                                                        ------         ------        ------
                                                         1,007            813           194
Product Line Rationalization......................         568            338           230
                                                        ------         ------        ------
          Total...................................      $4,638         $2,811        $1,827
                                                        ======         ======        ======

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     Restructuring costs also included amounts associated with the consolidation of the Company's ATI operations in Wilmington, Massachusetts into Telco's facility in Norwood, Massachusetts. Manufacturing of ATI's wireless radios has been out-sourced to a contact manufacturer and all other aspects of ATI's operations are being integrated into Telco's existing operating infrastructure. Severance and other termination benefits of approximately $1.2 million are to be paid to approximately 60 ATI employees as the consolidation program is completed during 1999. A provision of $577,000 was recorded for the costs associated with the idle portion of the Wilmington facility, which is leased through November 2000.

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

NOTE 7.  INVENTORIES

     Inventories consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
Transport and access products...............................  $ 6,402      $ 8,723
Switching products..........................................    2,026          986
Cellular equipment..........................................   18,700        9,421
Work in progress............................................    2,629        4,953
Raw materials...............................................    9,112       12,425
                                                              -------      -------
Continuing operations.......................................   38,869       36,508
Discontinued operations.....................................    6,347       12,083
                                                              -------      -------
          Total inventories.................................  $45,216      $48,591
                                                              =======      =======

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE 8.  REPORTABLE SEGMENT DATA

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

     The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately due to the unique nature of each segment (i.e., selling telecommunications equipment versus providing international long distance services). The following tables present revenues and other financial information by business segment:

                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------------------------
                                               EQUIPMENT   TELECOM              CONTINUING   DISCONTINUED
                                                 GROUP      GROUP      OTHER    OPERATIONS    OPERATIONS     TOTAL
                                               ---------   --------   -------   ----------   ------------   --------
                                                                          (IN THOUSANDS)
Revenues from external customers
  1999.......................................  $122,360    $198,891   $    --    $321,251      $13,767      $335,018
  1998.......................................    57,402         545        --      57,947       25,291        83,238
In-process research and development
  1999.......................................        --          --        --          --           --            --
  1998.......................................    35,400          --        --      35,400           --        35,400
Restructuring and other charges
  1999.......................................        --          --        --          --       13,662        13,662
  1998.......................................     1,055          --        --       1,055        5,545         6,600
Segment income or loss
  1999.......................................    10,126       1,734    (3,467)      8,393      (14,315)       (5,922)
  1998.......................................   (25,334)         53    (2,409)    (27,690)         (40)      (27,730)

                                               EQUIPMENT   TELECOM              CONTINUING   DISCONTINUED
                                                 GROUP      GROUP      OTHER    OPERATIONS    OPERATIONS     TOTAL
                                               ---------   --------   -------   ----------   ------------   --------
                                                                          (IN THOUSANDS)
Segment assets
  As of June 30, 1999........................   385,584     206,332    99,813     691,729       10,519       702,248
  As of December 31, 1998....................   380,721     161,137    40,823     582,681       31,131       613,812

NOTE 9.  LITIGATION

     Following the Company's announcement on January 5, 1999, regarding earnings expectations for the quarter and year ended December 31, 1998, and the subsequent decline in the price of the Company's

                      WORLD ACCESS, INC. AND SUBSIDIARIES
common stock, 22 putative class action complaints were filed against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division (the "Court"). The Company and certain of its then current officers and directors were named as defendants. A second decline in the Company's stock price occurred shortly after actual earnings were announced on February 11, 1999, and a few of these cases were amended, and additional, similar complaints were filed. The pending cases were consolidated pursuant to an order entered by the Court on April 28, 1999. The Court has deferred ruling on a pending motion regarding the appointment of lead plaintiffs and lead counsel.

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

NOTE 10.  INCOME TAXES

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

NOTE 11.  SUMMARIZED FINANCIAL INFORMATION OF WA TELCOM PRODUCTS CO., INC.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

January 1998; NACT Telecommunications, Inc. -- February 1998; and Cherry Communications Incorporated and Cherry Communications U.K. Limited -- December 1998.

                           BALANCE SHEET INFORMATION
                                 (IN THOUSANDS)

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
Current assets..............................................  $146,283     $162,554
Non-current assets..........................................   315,499      300,139
Total assets................................................   461,782      462,693
Current liabilities.........................................    92,362       70,976
Non-current liabilities.....................................   144,228      138,529
Stockholders equity.........................................   225,192      253,188
Total liabilities and stockholders equity...................   461,782      462,693

                        OPERATING STATEMENT INFORMATION
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                              JUNE 30, 1999(1)
                                                              ----------------
Total sales.................................................      $262,469
Gross profit................................................        38,405
Income (loss) from continuing operations....................         6,785
Income (loss) from discontinued operations(2)...............       (14,315)
Net income..................................................        (7,530)

---------------

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

NOTE 12.  SUBSEQUENT EVENTS

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     In March 1999, Omnia announced that it had entered into an agreement to be acquired by Ciena Corp. ("Ciena"). In June 1999, the Company exercised the outstanding warrants to purchase additional common stock in Omnia. In July 1999, Ciena's acquisition of Omnia was completed and the Company received approximately 445,000 shares of Ciena common stock in exchange for its holdings of Omnia common stock of which approximately 45,000 shares or 10% are being held in escrow for a period of one year related to certain representations and warranties made by Omnia. The Company will account for its investment in Ciena in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115)", "Accounting for Certain Investment in Debt and Equity Securities". The Company's investment in Ciena will qualify as available-for-sale securities under SFAS No. 115. Such securities will be recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, will not be reflected in earnings but will be reported as a separate component of stockholders' equity (accumulated deficit) until realized.

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

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total sales from continuing operations:

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                       ------------------      -----------------
                                                        1999        1998       1999        1998
                                                       ------      ------      -----      ------
Carrier service revenues.........................       63.7%        2.1%       61.9%        2.2%
Equipment sales..................................       36.3        97.9        38.1        97.8
                                                       -----       -----       -----      ------
          Total sales............................      100.0       100.0       100.0       100.0
Cost of carrier services.........................       56.0         1.7        54.6         1.8
Cost of services network.........................        2.5         0.1         3.1         0.1
Cost of equipment sold...........................       20.7        49.7        21.4        50.7
Amortization of acquired technology..............        0.7         0.0         0.7         0.0
                                                       -----       -----       -----      ------
          Total cost of sales....................       79.9        51.5        79.8        52.6
                                                       -----       -----       -----      ------
          Gross profit...........................       20.1        48.5        20.2        47.4
Research and development.........................        2.5         5.1         2.7         4.3
Selling, general and administrative..............        8.4        11.6         9.0        11.7
Amortization of goodwill.........................        1.8         2.4         2.0         2.5
In-process research and development..............        0.0         0.0         0.0        61.1
Restructuring and other charges..................        0.0         0.0         0.0         1.0
                                                       -----       -----       -----      ------
Operating income (loss)..........................        7.4        29.4         6.5       (33.2)
Interest and other income........................        0.6         2.0         0.4         3.4
Interest expense.................................       (1.1)       (4.4)       (1.4)       (5.1)
                                                       -----       -----       -----      ------
Income (loss) from continuing operations before
  income taxes and minority interests............        6.9        27.0         5.5       (34.9)
Income taxes.....................................        3.4        10.7         2.9        10.2
                                                       -----       -----       -----      ------
Income (loss) from continuing operations before
  minority Interests.............................        3.5        16.3         2.6       (45.1)
Minority interests in earnings of subsidiary.....        0.0         2.5         0.0         2.7
                                                       -----       -----       -----      ------
Income (loss) from continuing operations.........        3.5        13.8         2.6       (47.8)
                                                       =====       =====       =====      ======

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

     The following details the activity charged to the accrual for the fourth quarter 1998 restructuring activities during the first six months of 1999:

                                                    RESERVE BALANCE     1999     RESERVE BALANCE
                                                      AT 12/31/98     ACTIVITY     AT 6/30/99
                                                    ---------------   --------   ---------------
                                                                   (IN THOUSANDS)
Reorganize Operating Structure Employee
  termination benefits............................      $  449         $  250        $  199
  Idle facility costs.............................         258             73           185
  Other...........................................         304            251            53
                                                        ------         ------        ------
                                                         1,011            574           437
Consolidation of ATI and Telco Employee
  termination benefits............................       1,175            866           309
  Idle facility costs.............................         577            102           475
  Other...........................................         300            118           182
                                                        ------         ------        ------
                                                         2,052          1,086           966
Outsource Manufacturing Employee termination
  benefits........................................         310            195           115
  Idle facility costs.............................         365            286            79
  Other...........................................         332            332            --
                                                        ------         ------        ------
                                                         1,007            813           194
Product Line Rationalization......................         568            338           230
                                                        ------         ------        ------
          Total...................................      $4,638         $2,811        $1,827
                                                        ======         ======        ======

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

     Restructuring costs were recorded associated with the consolidation of the Company's ATI operations in Wilmington, Massachusetts into Telco's facility in Norwood, Massachusetts. Manufacturing of ATI's wireless radios is being out-sourced to a contact manufacturer and all other aspects of ATI's operations are being integrated into Telco's existing operating infrastructure. Severance and other termination benefits of approxi-mately $1.2 million are being paid to approximately 60 ATI employees who lost their jobs. Severance and other termination benefits were determined consistent with the Company's severance policy. An accrual associated with the idle portion of the Wilmington facility, which is leased through November 2000, is being charged each period for the idle facility lease cost.

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

     In connection with the completion of the acquisitions above, the Company decided that certain of the Company's non-proprietary businesses were non-strategic. In December 1998, the Company formalized its plan to offer for sale two non-core businesses, (i) the resale and repair of Nortel and other original equipment manufacturers' wireline switching equipment, and (ii) pay telephone refurbishment. On January 5, 1999, the Company formally announced its intention to sell these businesses. In connection therewith, the Company recorded a $3.5 million charge in the fourth quarter of 1998, for the estimated loss to dispose of these discontinued operations. This loss, which was recorded as partial impairment of existing goodwill, was determined by comparing the book value of the net assets of the discontinued operations to their net realizable value. The net realizable value was estimated based on preliminary valuation work performed by an investment banking firm engaged by the Company to assist in the sale of these businesses and a preliminary non-committal offer from a prospective buyer.

     During the first six months of 1999, the Company and its investment bankers formally solicited offers for the two businesses. The preliminary offer referred to above was eventually withdrawn by the potential suitor and the formal selling process generated only one serious offer for the businesses. After several weeks of negotiations, the Company refused this offer due to its low price and substantial credit risk.

     During this selling process, the Company's Nortel resale business significantly deteriorated and its pay telephone refurbishment business began showing signs of weakness. Management was cautiously optimistic in early 1999 that the negative market trends and operating losses experienced in its Nortel resale business during the fourth quarter of 1998 were temporary in nature and the market/business would rebound in 1999. Unfortunately, this turnaround did not occur as evidenced by the Company's sales in this business which declined from $12.8 million in the fourth quarter of 1998 to $6.0 million in the first quarter of 1999 and $3.6 million in the second quarter of 1999. Several market pressures influenced this negative trend including increased pricing competition in the secondary equipment market, more aggressive participation in this market by Nortel and other telecom equipment manufacturers and the reluctance of customers to purchase used equipment due to year 2000 compliance concerns.

     Although the discontinued businesses collectively generated a small profit in the first quarter of 1999, they realized an operating loss of approximately $700,000 in the second quarter of 1999. In July 1999, faced with an unsuccessful selling process and future operating losses, management elected to begin liquidating the Nortel resale and repair business. A formal liquidation plan designed to eliminate future quarterly losses, maximize net cash proceeds and realize significant deferred tax credits, was adopted, by management and communicated to all affected employees in July 1999. The pay telephone refurbishment business continues to be offered for sale by the Company.

     As a result of this plan, the Company recorded a charge of $13.7 million in the second quarter of 1999 to reflect the additional loss now expected to be realized on the liquidation of the Nortel resale and repair business. Significant elements of this charge consisted of $5.6 million to write-off all remaining goodwill, $5.2 million to write-down inventories to estimated realizable value, $1.3 million to write-down leasehold improvements, test equipment and other assets to estimated realizable value, $300,000 for severance benefits, and $300,000 for the estimated loss on the disposal of facility leases. The charge also included approximately $200,000 for net operating losses expected to be incurred by the Company during this liquidation process, which is expected to be completed by November 1999.

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

                                                FOR       WITHHELD
                                             ----------   ---------
To approve the election of Lawrence C.
  Tucker to the Board of Directors.........  43,202,065     587,999

                                                                                  BROKER
                                                FOR        AGAINST    ABSTAIN   NON VOTES
                                             ----------   ---------   -------   ----------
To approve the proposal to amend the
  Company's Outside Director Warrant Plan
  to increase the number of warrants
  issuable under the Plan from 1.2 million
  to 2.4 million...........................  23,689,525   2,090,500   290,873   17,719,166
To approve the proposal to amend the
  Company's 1998 Incentive Equity Plan to
  increase the number of stock options
  issuable under the Plan from 5.0 million
  to 7.5 million...........................  22,870,296   2,500,739   199,523   18,219,506
To approve the proposal to adopt the
  Company's Short-Term Incentive Plan for
  Senior Executives........................  23,215,292   2,155,552   199,714   18,219,506

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 2.1   --   Agreement and Plan of Reorganization, dated May 27, 1999, by and among WA Telcom Products Co., Inc., World Access, Inc.,
            Comm/Net Holding Corporation, Enhanced Communications
            Corporation, Comm/Net Services Corporation, Long Distance
            Exchange Corporation, Gregory A. Somers, Kelli J. Somers, R.
            Scott Birdwell, Teleplus Telecommunications, Inc., Jeff
            Becker, Michael Billingsly, Chris Johns and Denny D. Somers
            (incorporated herein by reference to Exhibit 2 to the
            Company's Form 8-K, filed with the Commission on July 14,
            1999).
 3.1   --   Certificate of Incorporation of the Company and Amendments
            to Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company's Form S-4, filed with the Commission on October 6, 1998, Registration No.
            333-65386; Amendment to Certificate of Incorporation
            incorporated by reference herein to Exhibit 3.2 to Form 8-K of the Company's predecessor, World Access, Inc., filed with the Commission on October 28, 1998).
 3.2   --   Certificate of Designation of 4.25% Cumulative Senior
            Perpetual Convertible Preferred Stock, Series A
            (incorporated by reference herein to Exhibit 4 to the
            Company's Form 8-K, filed with the Commission on May 3,
            1999).
 3.3   --   Certificate of Designation of 4.25% Cumulative Junior
            Convertible Preferred Stock, Series B (incorporated by
            reference herein to Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on July 14, 1999).
 3.4   --   Bylaws of the Company (incorporated by reference herein to
            Exhibit 3.2 to the Company's Form S-4, filed with the
            Commission on October 6, 1998, Registration No. 333-65389).
 4.1   --   Certificate of Designation of 4.25% Cumulative Senior
            Perpetual Convertible Preferred Stock, Series A
            (incorporated by reference herein to Exhibit 4 to the
            Company's Form 8-K, filed with the Commission on May 3,
            1999).
 4.2   --   Certificate of Designation of 4.25% Cumulative Junior
            Convertible Preferred Stock, Series B (incorporated by
            reference herein to Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on July 14, 1999).
27.1*  --   Financial Data Schedule (for SEC use only).

---------------

* Previously filed.

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

Dated: October 7, 1999