Form 10-K/A
period 1998-12-31
WORLD ACCESS INC /NEW/
filed 1999-11-04
CIK 1071645

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

                                AMENDMENT NO. 3


                      (AMENDING PART II -- ITEMS 7 AND 8)


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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 1999 are incorporated into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WORLD ACCESS, INC.
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1    Business....................................................     1
Item 2    Properties..................................................    20
Item 3    Legal Proceedings...........................................    20
Item 4    Submission of Matters to a Vote of Security Holders.........    21
Item 4.5  Executive Officers of the Registrant........................    22

                                   PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    24
Item 6    Selected Financial Data.....................................    25
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    26
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risks.......................................................    52
Item 8    Financial Statements........................................    52
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    96

                                   PART III
Item 10   Directors and Executive Officers of the Registrant..........    96
Item 11   Executive Compensation......................................    96
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................    96
Item 13   Certain Relationships and Related Transactions..............    96

                                   PART IV
Item 14   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    97

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

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total sales from continuing operations except other data, which is expressed as a percentage of the applicable revenue type:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Equipment sales.............................................   91.4%   100.0%   100.0%
  Carrier service revenues..................................    8.6       --       --
                                                              -----    -----    -----
          Total sales.......................................  100.0    100.0    100.0
  Cost of equipment sold....................................   48.9     56.6     82.2
  Write-down of inventories.................................    6.1       --       --
  Cost of carrier services..................................    8.2       --       --
                                                              -----    -----    -----
          Total cost of sales...............................   63.2     56.6     82.2
                                                              -----    -----    -----
          Gross profit......................................   36.8     43.4     17.8
  Research and development..................................    4.5      3.4      3.4
  Selling, general and administrative.......................   13.1     13.6     21.4
  Amortization of goodwill..................................    2.8      2.3      1.1
  In-process research and development.......................   65.9       --       --

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Write-down of impaired goodwill.............................    4.1       --       --
  Provision for doubtful accounts...........................    7.4       --       --
  Restructuring and other charges...........................   11.3       --       --
                                                              -----    -----    -----
          Operating income (loss)...........................  (72.3)    24.1     (8.1)
  Interest and other income.................................    2.2      5.1      1.6
  Interest expense..........................................   (4.5)    (2.1)    (0.2)
                                                              -----    -----    -----
          Income (loss) from continuing operations before
            income taxes and minority interests.............  (74.6)    27.1     (6.7)
  Income taxes (benefits)...................................   (0.9)     9.9     (0.6)
                                                              -----    -----    -----
  Income (loss) from continuing operations before minority
     interests..............................................  (73.7)    17.2     (6.1)
  Minority interests in earnings of subsidiary..............    1.6       --       --
                                                              -----    -----    -----
          Income (loss) from continuing operations..........  (75.3)%   17.2%    (6.1)%
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

     A brief description of the significant in-process projects is set forth below:


     Access 45/60 Release 1 -- The Access 45/60 Release 1 product provides enhanced functional service as compared to the existing Access 45/60 network access servers. The technology underlying the Release 1 (R1) version is based on high-bit-rate digital subscriber line (HDSL) technology, enabling high-density voice and data applications to travel simultaneously over one to ten HDSL lines from a single platform. This allows the R1 product to address a whole new rapid-deployment DSL local loop market by eliminating the need for service providers to have separate platforms for voice and data at subscriber premises or at the provider's central office. Although the Access 45/60 R1 product is designed to provide a similar bit rate service as the current Access 45/60 product, the core functional technology of the new R1 will require new development resources unavailable in core products. The new R1 is a significant improvement to the design of the existing Access 45/60 and not a routine periodic design change.


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


     EdgeLink 100 E1 -- The EdgeLink 100 E1 technology is based on international E1 telecom protocols, as opposed to domestic T1 telecom protocols. More specifically the international standard protocol has not been a part of previous core efforts. It is designed for the international markets, and to facilitate communications between domestic T1 telecom protocols and international E1 telecom protocols. The hardware platform will utilize customized manufactured electronic chips that will require extensive software code development to achieve international functionality. In addition, there will be new developments relating to the hardware content, board designs, layout and the entire operating software. The only portion of the product that existed from a prior product is the exterior box itself. Therefore, the product does not represent an enhancement but a completely new technology. Given the unique nature of the technology and the specific hardware configuration and software coding that is required for this technology, there is no alternative future use nor did any pre-existing technology exist to facilitate its development. This product when completed will allow for both voice and data applications and will be providing emerging technologies in a compact design that does not exist today. This product was in the early stage of development at the time of acquisition, and is expected to achieve commercial viability by the end of 1999. Software code generation is expected to be completed in April 1999. Prototype builds for initial units are expected to be completed in May 1999, and initial beta field tests are expected to begin in June 1999.



     EdgeLink 300 -- The EdgeLink 300 is an intelligent integrated access device, which will provide low cost integration of voice and data services at the customer premise by incorporating the functionality of several different customer premise devices to allow low cost integration of POTS (plain old telephone service), PBX, corporate LAN access and Internet access services in a single box. The product can be connected to the network via a DSI, SDSL or HDSL. These multiple access choices allow for lowest cost access to customers under various regulatory conditions. The EdgeLink 300 works in the legacy circuit-switched network environment but also provides service providers a quick means to upgrade via software and hardware components without expensive equipment "forklift" changes, as new cell and packet architectures emerge. EdgeLink 300 combines unique multi function capabilities, in an extremely dense platform, reducing space, management, and cost, to ease service provider ongoing expenses. This project was acquired by Telco through its acquisition of Synaptyx in October of 1998. This product was in the late stage of development and will be introduced in the first quarter of 1999.



     SONET Edge Device -- The SONET Edge Device is a next-generation edge device expected to provide access to SONET networks. SONET (Synchronous Optical Network) is a bandwidth technology for high-capacity optical telecommunications. This access device will be designed to take a T1 voice input from a PBX or an Access60 and convert to SONET formatted tributaries and send it out via a traditional STS1 interface.


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


     EdgeLink 600 -- The EdgeLink 600 ATM (A Synchronous Transfer Mode) access device is expected to be the first of Telco's new class of remote access systems designed to support mission-critical multimedia traffic with guaranteed end-to-end quality of service. This device is expected to consolidate mission-critical data, voice and video traffic onto ATM or Frame Relay networks, allowing cost effective video conferencing and voice integration without compromising critical data traffic. These systems will address users who wish to take advantage of the quality and cost effectiveness of ATM but do not wish to run ATM to their desktop.


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


     EdgeLink 650 IMA -- The EdgeLink 650 ATM device is designed to be a multislot chassis with DS3 and NxDS1 interface support. This product will incorporate an ATM Inverse Multiplexer (IMA) to receive data cells from ATM devices, such as switches and routers, and send them out onto an ATM wide area network over multiple T1 lines (up to 32). The IMA is targeted for the environment where the speed of a T1 line is not sufficient, but the cost of a higher speed T3 line is too great. The IMA is expected to enable the use of multiple low cost T1 lines to achieve the same transmission speed as a high cost fractional T3 line. This product was in the early stage of development at the time of acquisition, and is expected to reach commercial viability in early 2000. Documentation of the hardware and software design is expected to be completed in June 1999; prototype builds for initial units are expected to be completed in May 1999; and initial beta field tests are expected to begin in December 1999.



     Voice-Over-Packet Engines (VOIP) -- Voice-over-packet refers to sending voice transmissions over packet-based communication protocols, such as internet protocols (IP telephony), Frame Delay or ATM. The VOIP engine requires new ground up hardware and software development. Since the VOIP standards for Internet calls are still under development at this time, it is unclear if the newly developed in process technology hardware, or software, will be able to operate with standards in the future networks design. It was critical for Telco Systems to continue to develop this technology, in advance of the standards, to develop the time to market capability once standards are chosen. The engine may reside in several platforms including inter-operability with the EdgeLink 300 once it reaches technological feasibility. This product was in the mid stage of development at the time of acquisition, and is expected to be commercially viable by the end of 1999. Software code generation is expected to be completed in June 1999; prototype builds for initial units are expected to be completed in July 1999; and initial beta field tests are expected to begin in September 1999.



     HyperSPAN SMUG -- A new application-specific integrated circuit ("SMUG") is being designed to be integrated into the HyperSPAN mutliplexer boards. The SMUG development is required to avoid technological obsolescence of the HyperSPAN product line (due to manufacturer discontinuation of existing chip designs) and to reduce production costs to allow a portion of the existing core async technology to continue its useful life. This development would have been required to maintain cost points even if the chips had not reached manufacturer discontinuation. This replacement technology is a significant improvement and will allow Telco to target new customers who insist on this technology to address new applications available as a result of the unbundling of the local loop as it relates to cost effective high quality services delivery. Hence, the SMUG is a significant advancement to the design of the HyperSPAN and not a routine, on-going effort to improve upon the qualities of our existing products. The development of this technology was at an early to mid stage at the time of acquisition and is expected to be commercially viable by the end of 1999.


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


     The discount rate used to value the in-process technologies was 25%. This discount rate was selected due to several incremental inherent risks. First the actual useful economic life of such technologies may differ from the estimates used in the analysis. Second, risks associated with the financial projections on the specific products that comprise the acquired in-process research and development. The third factor is the incomplete and unproven nature of the technologies. Finally, future technological advances that are currently unknown may negatively impact the economic and functional viability of the in-process R&D.


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

                                                              CONTINUING   DISCONTINUED
                                                              OPERATIONS    OPERATIONS     TOTAL
                                                              ----------   ------------   -------
                                                                        (IN THOUSANDS)
First Quarter
  Restructuring Charges
     Severance and termination benefits.....................   $   175       $   375      $   550
     Idle facility costs....................................       125         1,215        1,340
     Idle production equipment..............................       290         1,060        1,350
                                                               -------       -------      -------
                                                                   590         2,650        3,240
  Related Charges
     Write-down of inventories..............................       465         2,895        3,360
                                                               -------       -------      -------
          Total First Quarter...............................     1,055         5,545        6,600
                                                               -------       -------      -------

                                                              CONTINUING   DISCONTINUED
                                                              OPERATIONS    OPERATIONS     TOTAL
                                                              ----------   ------------   -------
                                                                        (IN THOUSANDS)
Fourth Quarter
  Restructuring Charges
     Severance and termination benefits.....................     2,050            --        2,050
     Idle facility costs....................................     1,200            --        1,200
     Asset write-downs......................................    11,763            --       11,763
     Other exit costs.......................................     1,637            --        1,637
                                                               -------       -------      -------
                                                                16,650            --       16,650
  Related Charges
     Write-down of inventories..............................     8,827         4,923       13,750
     Provision for doubtful accounts........................    10,674         1,926       12,600
                                                               -------       -------      -------
          Total Fourth Quarter..............................    36,151         6,849       43,000
                                                               -------       -------      -------
          Total Charges.....................................   $37,206       $12,394      $49,600
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

RECENT ACCOUNTING PRONOUNCEMENTS


     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which (i) establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements, and
(ii) requires an enterprise to report a total for comprehensive income in the condensed financial statements of interim periods. The Company adopted SFAS No. 130 in January 1998 and has elected to display the components of Comprehensive Income within the Consolidated Statements of Changes in Stockholders' Equity. Prior period amounts have been appropriately disclosed.


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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The acquisition of ATI has been accounted for using the purchase method of accounting. Accordingly, the results of ATI's operations have been included in the accompanying consolidated financial statements from January 29, 1998. The purchase price was allocated to the net assets acquired, including $5.4 million of purchased in-process research and development ("R&D"). The excess of purchase price over the fair value of net assets acquired, currently $3.3 million, has been recorded as goodwill and is being amortized over a 15 year period.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                                                             PERCENTAGE OF
                                                           CONTINGENT PAYMENT
PERFORMANCE PERIOD                      RELEASE DATE      STOCK TO BE RELEASED   TARGET EBITDA
------------------                    -----------------   --------------------   -------------
December 1, 1998 to and including
May 31, 1999 (the "First Performance
Period")............................      July 15, 1999           25.0%           $14,100,000
January 1, 1999 to and including
  December 31, 1999 (the "Second
  Performance Period")..............  February 15, 2000           37.5             29,000,000
January 1, 2000 to and including
  December 31, 2000 (the "Third
  Performance Period")..............  February 15, 2001           37.5             36,500,000

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

     A brief description of the significant in-process projects is set forth below:


     Access 45/60 Release 1 -- The Access 45/60 Release 1 product provides enhanced functional service as compared to the existing Access 45/60 network access servers. The technology underlying the Release 1 (R1) version is based on high-bit-rate digital subscriber line (HDSL) technology, enabling high-density voice and data applications to travel simultaneously over one to ten HDSL lines from a single platform. This allows the R1 product to address a whole new rapid-deployment DSL local loop market by eliminating the need for service providers to have separate platforms for voice and data at subscriber premises or at the provider's central office. Although the Access 45/60 R1 product is designed to provide a similar bit rate service as the current Access 45/60 product, the core functional technology of the new R1 will require new development resources unavailable in core products. The new R1 is a significant improvement to the design of the existing Access 45/60 and not a routine periodic design change.


     Access 45/60 Release 1 is in the mid stage of development. If technological feasibility is achieved, Telco expects the product to be introduced into the market at the end of 1999. However, before that can occur, Telco must complete the first prototype builds of the product and perform initial system testing which will not

                      WORLD ACCESS, INC. AND SUBSIDIARIES
begin until the end of August 1999. In September 1999, Telco will begin testing for system quality assurance and expects to begin beta field testing in October or November 1999.


     EdgeLink 100 E1 -- The EdgeLink 100 E1 technology is based on international E1 telecom protocols, as opposed to domestic T1 telecom protocols. More specifically the international standard protocol has not been a part of previous core efforts. It is designed for the international markets, and to facilitate communications between domestic T1 telecom protocols and international E1 telecom protocols. The hardware platform will utilize customized manufactured electronic chips that will require extensive software code development to achieve international functionality. In addition, there will be new developments relating to the hardware content, board designs, layout and the entire operating software. The only portion of the product that existed from a prior product is the exterior box itself. Therefore, the product does not represent an enhancement but a completely new technology. Given the unique nature of the technology and the specific hardware configuration and software coding that is required for this technology, there is no alternative future use nor did any pre-existing technology exist to facilitate its development. This product when completed will allow for both voice and data applications and will be providing emerging technologies in a compact design that does not exist today. This product was in the early stage of development at the time of acquisition, and is expected to achieve commercial viability by the end of 1999. Software code generation is expected to be completed in April 1999. Prototype builds for initial units are expected to be completed in May 1999, and initial beta field tests are expected to begin in June 1999.



     EdgeLink 300 -- The EdgeLink 300 is an intelligent integrated access device, which will provide low cost integration of voice and data services at the customer premise by incorporating the functionality of several different customer premise devices to allow low cost integration of POTS (plain old telephone service), PBX, corporate LAN access and Internet access services in a single box. The product can be connected to the network via a DSI, SDSL or HDSL. These multiple access choices allow for lowest cost access to customers under various regulatory conditions. The EdgeLink 300 works in the legacy circuit-switched network environment but also provides service providers a quick means to upgrade via software and hardware components without expensive equipment "forklift" changes, as new cell and packet architectures emerge. EdgeLink 300 combines unique multi function capabilities, in an extremely dense platform, reducing space, management, and cost, to ease service provider ongoing expenses. This project was acquired by Telco through its acquisition of Synaptyx in October of 1998. This product was in the late stage of development and will be introduced in the first half of 1999.



     SONET Edge Device -- The SONET Edge Device is a next-generation edge device expected to provide access to SONET networks. SONET (Synchronous Optical Network) is a bandwidth technology for high-capacity optical telecommunications. This access device will be designed to take a T1 voice input from a PBX or an Access60 and convert to SONET formatted tributaries and send it out via a traditional STS1 interface.


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


     EdgeLink 600 -- The EdgeLink600 ATM (Asynchronous Transfer Mode) access device is expected to be the first of Telco's new class of remote access systems designed to support mission-critical multimedia traffic with guaranteed end-to-end quality of service. This device is expected to consolidate mission-critical data, voice and video traffic onto ATM or Frame Relay networks, allowing cost effective video conferencing and voice integration without compromising critical data traffic. These systems will address users who wish to take advantage of the quality and cost effectiveness of ATM but do not wish to run ATM to their desktop.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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


     EdgeLink 650 IMA -- The EdgeLink 650 ATM device is designed to be a multislot chassis with DS3 and NxDS1 interface support. This product will incorporate an ATM Inverse Multiplexer (IMA) to receive data cells from ATM devices, such as switches and routers, and send them out onto an ATM wide area network over multiple T1 lines (up to 32). The IMA is targeted for the environment where the speed of a T1 line is not sufficient, but the cost of a higher speed T3 line is too great. The IMA is expected to enable the use of multiple low cost T1 lines to achieve the same transmission speed as a high cost fractional T3 line. This product was in the early stage of development at the time of acquisition, and is expected to reach commercial viability in early 2000. Documentation of the hardware and software design is expected to be completed in June 1999; prototype builds for initial units are expected to be completed in May 1999; and initial beta field tests are expected to begin in December 1999.



     Voice-Over-Packet Engines (VOIP) -- Voice-over-packet refers to sending voice transmissions over packet-based communication protocols, such as internet protocols (IP telephony), Frame Delay or ATM. The VOIP engine requires new ground up hardware and software development. Since the VOIP standards for Internet calls are still under development at this time, it is unclear if the newly developed in process technology hardware, or software, will be able to operate with standards in the future networks design. It was critical for Telco Systems to continue to develop this technology, in advance of the standards, to develop the time to market capability once standards are chosen. The engine may reside in several platforms including inter-operability with the EdgeLink 300 once it reaches technological feasibility. This product was in the mid stage of development at the time of acquisition, and is expected to be commercially viable by the end of 1999. Software code generation is expected to be completed in June 1999; prototype builds for initial units are expected to be completed in July 1999; and initial beta field tests are expected to begin in September 1999.



     HyperSPAN SMUG -- A new application-specific integrated circuit ("SMUG") is being designed to be integrated into the HyperSPAN mutliplexer boards. The SMUG development is required to avoid technological obsolescence of the HyperSPAN product line (due to manufacturer discontinuation of existing chip designs) and to reduce production costs to allow a portion of the existing core async technology to continue its useful life. This development would have been required to maintain cost points even if the chips had not reached manufacturer discontinuation. This replacement technology is a significant improvement and will allow Telco to target new customers who insist on this technology to address new applications available as a result of the unbundling of the local loop as it relates to cost effective high quality services delivery. Hence, the SMUG is a significant advancement to the design of the HyperSPAN and not a routine, on-going effort to improve upon the qualities of our existing products. The development of this technology was at an early to mid stage at the time of acquisition and is expected to be commercially viable by the end of 1999.

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


     The discount rate used to value the in-process technologies was 25.0%. This discount rate was selected due to several incremental inherent risks. First the actual useful economic life of such technologies may differ from the estimates used in the analysis. Second, risks associated with the financial projections on the specific products that comprise the acquired in-process research and development. The third factor is the incomplete and unproven nature of the technologies. Finally, future technological advances that are currently unknown may negatively impact the economic and functional viability of the in-process R&D.


     The discount rates used to value in-process research and development are different in each of the three mergers due to the following factors: (i) The nature of the markets for the products under development, including factors such as market size, ability to enter the markets, competitive landscape, possibility of technological obsolescence, and target customer base; and (ii) the nature of the acquired businesses, including

                      WORLD ACCESS, INC. AND SUBSIDIARIES
the historical success with product introductions, ability to meet development milestones, strength of the sales and marketing organizations, access to market channels and strength of the brand names.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

EXISTING TECHNOLOGY


     In connection with the Telco and NACT Mergers, the Company allocated $34.0 million and $4.4 million of the purchase price, respectively, to existing technology acquired and is amortizing these costs to expense over an eight year life. Existing technology assets are comprised of technology that is incorporated into products currently sold in the market place or at an advanced stage of development where technological feasibility exists. The discount rate used to value Telco's existing technology was 20.0%. This discount rate was selected because of the asset's intangible characteristics, the risk associated with economic life expectations of the technology and potential obsolescence of legacy products, and the risk associated with the financial assumptions with respect to the projections used in the analysis. The primary Telco products (which are not similar to the Company's existing technology and products) constituting the Telco existing technology acquired include:


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


                                                      YEAR ENDED DECEMBER 31, 1998
                                 -----------------------------------------------------------------------
                                 EQUIPMENT   TELECOM               CONTINUING   DISCONTINUED
                                   GROUP      GROUP      OTHER     OPERATIONS    OPERATIONS      TOTAL
                                 ---------   --------   --------   ----------   ------------   ---------
                                                             (IN THOUSANDS)
Revenues from external
customers......................  $140,172    $ 11,961   $     --   $ 152,133      $ 58,557     $ 210,690
Depreciation and amortization
  expense......................     6,812         315      1,031       8,158         1,042         9,200
In-process research and
  development..................   100,300          --         --     100,300            --       100,300
Restructuring and other
  charges......................    17,240          --         --      17,240         2,650        19,890
Segment income or loss.........  (104,400)       (321)    (9,924)   (114,645)       (5,557)     (120,202)
Segment assets.................   380,721     161,137     40,823     582,681        31,131       613,812
Expenditures for long-lived
  assets.......................     8,838          --      2,194      11,032         1,184        12,216


                                                           AS OF AND FOR THE YEAR ENDED DECEMBER 31
                            ------------------------------------------------------------------------------------------------------
                                          1998                               1997                               1996
                            --------------------------------   --------------------------------   --------------------------------
                            REVENUES(A)   LONG-LIVED ASSETS    REVENUES(A)   LONG-LIVED ASSETS    REVENUES(A)   LONG-LIVED ASSETS
                            -----------   ------------------   -----------   ------------------   -----------   ------------------
                                                                        (IN THOUSANDS)
United States.............   $129,660          $54,297           $40,563           $5,705           $16,887           $2,658
United Kingdom............         --            9,305                --               --                --               --
Other foreign countries...     22,473               --             8,051               --               244               --
Consolidated total........    152,133           63,602            48,614            5,705            17,131            2,658

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

     (2) Financial Statement Schedules


  SCHEDULE                  PAGE
   NUMBER                  NUMBER
  --------                --------
  I                            102
  II                           106


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


     (c) The exhibits filed herewith and incorporated by reference herein are set forth on the Exhibit Index on page 99 hereof. Included in those exhibits are the following executive compensation plans and arrangements:


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


Dated as of November 4, 1999


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


                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----


                /s/ JOHN D. PHILLIPS                   Chairman, President and        November 4, 1999
-----------------------------------------------------    Chief Executive Officer
                  John D. Phillips                       (Principal Executive
                                                         Officer)

                 /s/ MARK A. GERGEL                    Director, Executive Vice       November 4, 1999
-----------------------------------------------------    President and Chief
                   Mark A. Gergel                        Financial Officer
                                                         (Principal Financial
                                                         Officer)

                /s/ MARTIN D. KIDDER                   Vice President and             November 4, 1999
-----------------------------------------------------    Controller (Principal
                  Martin D. Kidder                       Accounting Officer)

               /s/ STEPHEN J. CLEARMAN                 Director                       November 4, 1999
-----------------------------------------------------
                 Stephen J. Clearman

               /s/ JOHN P. IMLAY, JR.                  Director                       November 4, 1999
-----------------------------------------------------
                 John P. Imlay, Jr.

                 /s/ CARL E. SANDERS                   Director                       November 4, 1999
-----------------------------------------------------
                   Carl E. Sanders

               /s/ LAWRENCE C. TUCKER                  Director                       November 4, 1999
-----------------------------------------------------
                 Lawrence C. Tucker