Form 10-Q/A
period 1999-06-30
WORLD ACCESS INC /NEW/
filed 1999-11-04
CIK 1071645

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

                                AMENDMENT NO. 2

                        (AMENDING PART I, ITEMS 1 AND 2)
(MARK ONE)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE THREE MONTHS ENDED JUNE 30, 1999.
           OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM                 TO
                                          ---------------
           ---------------.

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
                                                               =========     =========

                 See notes to consolidated financial statements

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS          SIX MONTHS
                                                                ENDED JUNE 30,       ENDED JUNE 30,
                                                              ------------------   -------------------
                                                                1999      1998       1999       1998
                                                              --------   -------   --------   --------
                                                                            (UNAUDITED)
Carrier service revenues....................................  $113,279   $   718   $198,891   $  1,263
Equipment sales.............................................    64,493    33,824    122,360     56,684
                                                              --------   -------   --------   --------
         Total Sales........................................   177,772    34,542    321,251     57,947
Cost of carrier services....................................    99,611       587    175,269      1,041
Cost of services network....................................     4,394        38      9,963         76
Cost of equipment sold......................................    36,748    17,171     68,690     29,353
Amortization of acquired technology.........................     1,200        --      2,400         --
                                                              --------   -------   --------   --------
         Total Cost of Sales................................   141,953    17,796    256,322     30,470
                                                              --------   -------   --------   --------
         Gross Profit.......................................    35,819    16,746     64,929     27,477
Research and development....................................     4,419     1,746      8,773      2,478
Selling, general and administrative.........................    15,032     4,013     28,939      6,798
Amortization of goodwill....................................     3,251       833      6,369      1,475
In-process research and development.........................        --        --         --     35,400
Restructuring and other charges.............................        --        --         --        590
                                                              --------   -------   --------   --------
         Operating Income (Loss)............................    13,117    10,154     20,848    (19,264)
Interest and other income...................................     1,083       699      1,506      1,970
Interest expense............................................    (1,976)   (1,515)    (4,604)    (2,958)
                                                              --------   -------   --------   --------
         Income (Loss) From Continuing Operations Before
           Income Taxes and Minority Interests..............    12,224     9,338     17,750    (20,252)
Income taxes................................................     5,952     3,721      9,357      5,906
                                                              --------   -------   --------   --------
         Income (Loss) From Continuing Operations Before
           Minority Interests...............................     6,272     5,617      8,393    (26,158)
Minority interests in earnings of subsidiary................        --       848         --      1,532
                                                              --------   -------   --------   --------
         Income (Loss) From Continuing Operations...........     6,272     4,769      8,393    (27,690)
Net income (loss) from discontinued operations..............      (685)    1,702       (653)       (40)
Write-down of discontinued operations to net realizable
  value.....................................................   (13,662)       --    (13,662)        --
                                                              --------   -------   --------   --------
         Net Income (Loss)..................................    (8,075)    6,471     (5,922)   (27,730)
Preferred stock dividends...................................       413        --        413         --
                                                              --------   -------   --------   --------
         Net Income (Loss) Available to Common
           Stockholders.....................................  $ (8,488)  $ 6,471   $ (6,335)  $(27,730)
                                                              ========   =======   ========   ========
Income (Loss) Per Common Share:
  Basic:
    Continuing Operations...................................  $   0.16   $  0.23   $   0.22   $  (1.39)
    Discontinued Operations.................................     (0.39)     0.08      (0.40)        --
                                                              --------   -------   --------   --------
    Net Income (Loss).......................................  $  (0.23)  $  0.31   $  (0.18)  $  (1.39)
                                                              ========   =======   ========   ========
  Diluted:
    Continuing Operations...................................  $   0.16   $  0.22   $   0.22   $  (1.39)
    Discontinued Operations.................................     (0.36)     0.08      (0.37)        --
                                                              --------   -------   --------   --------
    Net Income (Loss).......................................  $  (0.20)  $  0.30   $  (0.15)  $  (1.39)
                                                              ========   =======   ========   ========
Weighted Average Shares Outstanding:
  Basic.....................................................    36,375    20,576     36,232     19,960
                                                              ========   =======   ========   ========
  Diluted...................................................    40,296    21,822     38,446     19,960
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


     In connection with the acquisition, the Company issued 23,174 shares of 4.25% Cumulative Junior Convertible Preferred Stock, Series B (the "Series B Preferred Stock") to the stockholders of Comm/Net valued at approximately $18.5 million and paid approximately $3.5 million to retire certain notes payable outstanding at the time of acquisition. The Series B Preferred Stock is convertible into shares of World Access common stock at a conversion rate of $16.00 per common share, subject to standard anti-dilution adjustments. If the closing trading price of World Access common stock exceeds $16.00 per share for 45 consecutive trading days, the Preferred Stock will automatically convert into common stock. Preferred dividends begin accruing effective July 1, 1999.

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
                                                              =======


     During 1998, the Company acquired four businesses: Advanced TechCom, Inc. ("ATI") effective January 29, 1998; a majority interest in NACT Telecommunications, Inc. ("NACT") (the "NACT Acquisition") effective February 27, 1998 and the remaining minority interest in NACT (the "NACT Merger") effective October 28, 1998; Telco Systems, Inc. ("Telco" ) effective November 30, 1999; and Cherry Communications Incorporated, d/b/a Resurgens Communications Group ("RCG"), and Cherry Communications U.K. Limited ("Cherry U.K.", and together with RCG, "Resurgens") effective December 14, 1998 and in May 1999, the Company acquired Comm/Net, these transactions are collectively referred to herein as (the "Acquisitions").


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

     Set forth in the table below are details relating to the in-process research and development charge for the seven key NACT technologies, which account for 11 of the 13 development projects:

                                                                 PERCENTAGE OF COMPLETION AS OF      ESTIMATED COST TO COMPLETION
                             PERCENTAGE OF    COSTS INCURRED     -------------------------------    AS OF THE ACQUISITION DATE FOR
                              NACT IPR&D     AS OF ACQUISITION   ACQUISITION         JUNE 30,      ---------------------------------
DEVELOPMENT PROJECT             CHARGE             DATE             DATE               1999          1998        1999        2000
-------------------          -------------   -----------------   -----------      --------------   ---------   ---------   ---------
                                                   (000)
STX Hardware & Software....       43%             $1,347             80%                93%           $56        $285
TCPIP......................        7                 227             90                 95              8          17
SS7/C7.....................       14               1,280             72                 84             54         324        $116
NTS2000....................       26               1,425             91                100             54          82
E1/T1 conversion...........        6                 125             48                 77             20         117
MCU........................        1                 123             24                 74             66         334
68060......................        2                 218             48                100             60         178

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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


     EdgeLink 100 E1 -- The EdgeLink 100 E1 version is an addition to the 100 family which will be marketed internationally. Conforming to all applicable ETSI and ITU standards, this product will provide a cornerstone to the next generation of international product offerings. This product was in the early stage of development at the time of acquisition, and is expected to achieve commercial viability by the end of 1999. Software code generation was completed in April 1999. Prototype builds for initial units were completed in June 1999, and initial beta field tests are expected to begin in the fourth quarter of 1999.



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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     SONET Edge Device -- The SONET Edge Device is a next-generation edge device expected to provide access to SONET networks. This access device will be designed to take a T1 voice input from a PBX or an Access60 and convert to SONET formatted tributaries and send it out via a traditional STS1 interface.


     This project was in the early stage of development at the time of acquisition, and was not expected to reach commercial viability until early 2000. This project has recently been consolidated with the EdgeLink 650/IMA. The consolidated project is currently expected to be introduced in the third quarter of 2000.



     EdgeLink 600 -- The EdgeLink 600 ATM access device is expected to be the first of Telco's new class of remote access systems designed to support mission-critical multimedia traffic with guaranteed end-to-end quality of service. This device is expected to consolidate mission-critical data, voice and video traffic onto ATM or Frame Relay networks, allowing cost effective video conferencing and voice integration without compromising critical data traffic. These systems will address users who wish to take advantage of the quality and cost effectiveness of ATM but do not wish to run ATM to their desktop.


     Although much of the hardware and software design documentation and the board layouts have been completed, in the second quarter of 1999, the development of this product has been temporarily suspended to allow the Company to focus its development efforts on completing certain other projects.


     EdgeLink 650 IMA -- The EdgeLink 650 ATM device will be designed to be a multislot version of the Edgelink600 with DS3 and NxDS1 interface support. This product will incorporate an ATM Inverse Multiplexer (IMA). This product was in the early stage of development at the time of acquisition, and was expected to reach commercial viability in early 2000. This project has recently been consolidated with the SONET Edge Device. The consolidated project is currently expected to be introduced in the third quarter of 2000.



     Voice-Over-Packet Engines -- Voice-over-packet refers to sending voice transmissions over packet-based communication protocols, such as internet protocols (IP telephony), Frame Relay, or ATM. Telco is currently developing the software and hardware for a generic "engine" to be integrated into the EdgeLink family of products to enable this functionality. This product was in the mid stage of development at the time of acquisition, and is expected to be commercially viable by mid-2000. Software code generation is expected to be completed in March 2000; prototype builds for initial units are expected to be completed in May 2000; and initial beta field tests are expected to begin in July 2000.



     HyperSPAN SMUG -- A new application specific integrated circuit (ASIC) is being designed to be integrated into the HyperSPAN multiplexer boards in order to (i) avoid technological obsolescence, and (ii) to reduce production costs. The development of this replacement technology was at an early to mid stage at the time of acquisition and is expected to be commercially viable by early 2000.


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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     In the first quarter of 1998, the Company approved and began implementing a restructuring program to consolidate several operations and exit the contract manufacturing business. In connection with these activities, the Company recorded restructuring and other charges of approximately $6.6 million of which $1.1

                      WORLD ACCESS, INC. AND SUBSIDIARIES
million was charged to continuing operations and $5.5 million was charged to discontinued operations. This restructuring activity was substantially completed as of June 30, 1998.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     The plaintiffs filed a Consolidated Amended Class Action Complaint (the "Amended Complaint") on May 28, 1999, naming as defendants the Company, Steven
A. Odom, Mark A. Gergel, Hensley E. West, Martin D. Kidder, and Stephen J. Clearman. In the Amended Complaint, the plaintiffs have asserted claims for violations of the federal securities laws arising from alleged misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures, principally related to alleged performance problems with the Company's CDX switch and alleged customer and sales problems arising therefrom. Although the issue of class certification has not yet been

                      WORLD ACCESS, INC. AND SUBSIDIARIES
addressed, the Amended Complaint is filed on behalf of: (a) persons who purchased shares of the Company's common stock during the period from April 29, 1997 through February 11, 1999; (b) shareholders of Telco who received shares of the Company's common stock as a result of the Company's acquisition of Telco that closed on November 30, 1998; and (c) shareholders of NACT who received shares of the Company's common stock as a result of the Company's acquisition of NACT that closed on October 28, 1998. The plaintiffs have requested damages in an unspecified amount and litigation expenses in their Amended Complaint.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

NOTE 12.  SUBSEQUENT EVENTS


FACILICOM MERGER



     On August 17, 1999 the Company entered into a definitive merger agreement with FaciliCom International, Inc., a privately owned company that is a leading facilities-based provider of European and U.S. originated international long-distance voice, data and Internet services. Pursuant to the terms of the agreement, the shareholders of FaciliCom will receive the following consideration:



     - an amount of cash and/or World Access common stock equal in value to $56.0 million;



     - approximately 369,400 shares, or $369.4 million in aggregate liquidation preference, of World Access Convertible Preferred Stock, Series C; and



     - approximately 520,000 vested options that each may be exercised for one share of World Access common stock at an average exercise price of $3.06 per share.



Once this transaction has been completed, former FaciliCom shareholders will hold approximately 24% of the Company's common stock on an as-converted basis. The Preferred Stock bears no dividend and is convertible into shares of World Access common stock at a conversion rate of $20.38 per common share, subject to adjustment in the event of below market issuances of World Access common stock, stock dividends, subdivisions, combinations, reclassifications and other distributions with respect to World Access common stock. If the closing trading price of World Access common stock exceeds $20.38 per share for 60 consecutive trading days, the Preferred Stock will automatically convert into common stock. Initially, the holders of the Preferred Stock will be entitled to elect four new directors to the Company's Board of Directors. Except for the election of directors, the holders of the Preferred Stock will vote on an as-converted basis with the holders of World Access common stock.



     The closing of the transaction is conditioned upon a majority of the holders of FaciliCom 10 1/2% Series B Senior Notes due 2008 agreeing to waive put rights and defaults triggered by the merger and amend the indenture governing the FaciliCom notes to provide additional flexibility under the limitation on indebtedness and limitation on asset sales covenants of the indenture. On October 12, 1999, the Company entered into an agreement with FaciliCom and the holders of a majority in interest of the FaciliCom notes in which the Company agreed, under certain circumstances, to make an exchange offer for the outstanding FaciliCom notes for the exchange consideration and those holders agreed to tender their FaciliCom notes in exchange for the

                      WORLD ACCESS, INC. AND SUBSIDIARIES
exchange consideration. Under the terms of the exchange offer, each $1,000 principal amount of FaciliCom notes will be exchanged for:



     (1) $1,000 principal amount of exchange notes, which have terms and conditions substantially identical in all material respects to the terms of the outstanding FaciliCom notes except:



        - World Access, and not FaciliCom, is responsible for payment of all amounts due on the exchange notes;



        - the interest rate on the exchange notes is 13.25% per annum;



        - the Company will be obligated to make an offer to purchase the exchange notes with the cash proceeds from some asset sales;



        - the amounts to redeem the exchange notes prior to 2006 are greater than the equivalent payments under the FaciliCom notes; and



        - the covenants in the indenture governing the terms of the exchange notes allow the Company more flexibility to incur indebtedness, make some restricted payments, enter into some transactions with affiliates, permit restrictions on the payment of dividends, conduct our telecommunications equipment business and undertake some asset sales than was allowed under the FaciliCom indenture;



     (2) such number of shares of World Access common stock having an aggregate market value of $50; and



     (3) a cash payment of $10.



The transaction is also subject to the following conditions:



     - approval of the Company's shareholders;



     - expiration of applicable waiting periods under applicable antitrust and anticompetition laws in Sweden, Germany and Finland; and



     - approval of the transfer to World Access of FaciliCom's telecommunications licenses by the Federal Communications Commission and other applicable regulatory authorities.



WorldCom Network Services, Inc., The 1818 Fund III, L.P. and John D. Phillips, which represent in the aggregate approximately 24% of the current voting power of World Access common stock, have entered into a Voting Agreement whereby they have committed to vote in favor of the merger. Armstrong International Telecommunications, Inc., Epic Interests, Inc. and BFV Associates, Inc., which are the majority stockholders of FaciliCom, have already approved the merger. The merger is expected to close in the fourth quarter of 1999 and will be accounted for as a purchase transaction.



     On October 13, 1999 the Company received commitments from a group of institutional and sophisticated investors to purchase $75.0 million of World Access common stock in a private transaction that is conditioned upon, among other things, and will close simultaneously with the Company's pending merger with FaciliCom. The majority of the proceeds from this private placement will be used to fund the cash portion of the FaciliCom merger, including related fees and expenses. The common stock to be issued will be priced at the average trading value of World Access common stock during a five day period prior to the closing of the FaciliCom merger, with the purchase price to be no lower than $13.00 per share and no higher than $17.00 per share.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     On August 17, 1999, the Company entered into a definitive merger agreement with FaciliCom International, Inc. ("FaciliCom"). FaciliCom, a privately owned company headquartered in Washington, D.C., is a leading facilities-based provider of European and U.S. originated international long-distance voice, data and Internet services. FaciliCom has invested over $200 million during the past two years to establish an extensive and high quality switching and transport network in Europe. This transaction is expected to be completed in the fourth quarter of 1999 (see Note 12 to "Consolidated Financial Statements").


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

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total sales from continuing operations:


                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                       ------------------      -----------------
                                                        1999        1998       1999        1998
                                                       ------      ------      -----      ------
Carrier service revenues.........................       63.7%        2.1%       61.9%        2.2%
Equipment sales..................................       36.3        97.9        38.1        97.8
                                                       -----       -----       -----      ------
          Total sales............................      100.0       100.0       100.0       100.0
Cost of carrier services.........................       56.0         1.7        54.6         1.8
Cost of services network.........................        2.5         0.1         3.1         0.1
Cost of equipment sold...........................       20.7        49.7        21.4        50.7
Amortization of acquired technology..............        0.7         0.0         0.7         0.0
                                                       -----       -----       -----      ------
          Total cost of sales....................       79.9        51.5        79.8        52.6
                                                       -----       -----       -----      ------
          Gross profit...........................       20.1        48.5        20.2        47.4
Research and development.........................        2.5         5.1         2.7         4.3
Selling, general and administrative..............        8.4        11.6         9.0        11.7
Amortization of goodwill.........................        1.8         2.4         2.0         2.5
In-process research and development..............        0.0         0.0         0.0        61.1
Restructuring and other charges..................        0.0         0.0         0.0         1.0
                                                       -----       -----       -----      ------
Operating income (loss)..........................        7.4        29.4         6.5       (33.2)
Interest and other income........................        0.6         2.0         0.4         3.4
Interest expense.................................       (1.1)       (4.4)       (1.4)       (5.1)
                                                       -----       -----       -----      ------
Income (loss) from continuing operations before
  income taxes and minority interests............        6.9        27.0         5.5       (34.9)
Income taxes.....................................        3.4        10.7         2.9        10.2
                                                       -----       -----       -----      ------
Income (loss) from continuing operations before
  minority Interests.............................        3.5        16.3         2.6       (45.1)
Minority interests in earnings of subsidiary.....        0.0         2.5         0.0         2.7
                                                       -----       -----       -----      ------
Income (loss) from continuing operations.........        3.5%       13.8%        2.6%      (47.8)%
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


     In connection with the Telco Merger in 1998, the Company wrote off purchased in-process R&D totalling $50.3 million. This one-time charge was recorded in the fourth quarter of 1998.


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


     The value of the purchased in-process technology from NACT and Telco was determined by estimating the projected net cash flows related to in-process research and development projects, excluding costs to complete the development of the technology. These cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized in Note 5 to the Consolidated Financial Statements for each respective acquisition. The resultant net present value amount was then reduced by a stage of completion factor. This factor more specifically captures the development risk of an in-process technology (i.e., market risk is still incorporated in the estimated rate of return).


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


     With respect to the NACT in-process projects, as of June 30, 1999, there were no significant changes to the estimated cost to completion as of the acquisition date. The NTS 2000 was introduced and began generating revenues in the first quarter of 1999. The 68060 processing board was introduced and began generating revenues in the second quarter of 1999. The TCPIP functionality was completed and began producing revenue in the third quarter of 1999, slightly behind the original development schedule. All three of these products are generating revenues in line with forecasted revenues as of the acquisition date. The STX switching platform ISDN functionality and E1/T1 conversion products are expected to be introduced and begin generating revenue in the fourth quarter of 1999 as originally scheduled. The SS7/C7 project is expected to be completed during the first half of 2000, in line with the forecasted development. The redundant MCU development is proceeding slower than originally forecasted, and is currently expected to be introduced in 2000.



     With respect to the Telco in-process projects, as of June 30, 1999, several projects had been consolidated, but in the aggregate there were no significant changes to the estimated cost to completion of the projects as of the acquisition date. The EdgeLink 300 was introduced and began generating revenue in the first quarter of 1999. Revenues are consistent with the forecast used in the IPR&D valuation. The development of the Access 45/60 Release I has been completed, but the product has not been released due to intense price competition. The EdgeLink 100 E1 is expected to be released in the first quarter of 2000, slightly behind the original schedule. The SONET Edge Device and the EdgeLink 650 IMA have been consolidated into a new project, EdgeLink MSAC (Multi Service Access Concentrator). This consolidated product is expected to be introduced in the third quarter of 2000. The Voice-over-Packet Engine Project is technically complete, but will not be introduced until IP standards are defined, likely in the first half of 2000. The EdgeLink 600 development has been suspended until early 2000, and the product is expected to be introduced in conjunction with the EdgeLink MSAC product. The HyperSPAN SMUG is expected to be introduced in January 2000, consistent with the initial development schedule. With the exception of revenues attributable to the Access 45/60 Release I, which are not expected to be realized, aggregate revenues for the in-process projects are expected to be consistent with original estimates, but will be realized with an average delay of 3-6 months.


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

     The following details the activity charged to the accrual for the fourth quarter 1998 restructuring activities during the first six months of 1999:

                                                    RESERVE BALANCE     1999     RESERVE BALANCE
                                                      AT 12/31/98     ACTIVITY     AT 6/30/99
                                                    ---------------   --------   ---------------
                                                                   (IN THOUSANDS)
Reorganize Operating Structure Employee
termination benefits..............................      $  449         $  250        $  199
  Idle facility costs.............................         258             73           185
  Other...........................................         304            251            53
                                                        ------         ------        ------
                                                         1,011            574           437
Consolidation of ATI and Telco Employee
  termination benefits............................       1,175            866           309
  Idle facility costs.............................         577            102           475
  Other...........................................         300            118           182
                                                        ------         ------        ------
                                                         2,052          1,086           966
Outsource Manufacturing Employee termination
  benefits........................................         310            195           115
  Idle facility costs.............................         365            286            79
  Other...........................................         332            332            --
                                                        ------         ------        ------
                                                         1,007            813           194
Product Line Rationalization......................         568            338           230
                                                        ------         ------        ------
          Total...................................      $4,638         $2,811        $1,827
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


     In connection with the Company's sale of its Alpharetta, Georgia manufacturing facility and the outsourcing of the ATI wireless radios the Company sold certain inventories to established contract manufacturing suppliers. During the second quarter of 1999, the Company received approximately $4.8 million from these inventory sales.



     During each of the first six months of 1999 and 1998, the Company invested $4.2 million and $5.9 million for capital expenditures, respectively. These expenditures in 1999 were primarily for enhancing and standardizing the Company's research and development operating platforms, new test equipment relating to newly introduced products, computer network and related communications equipment designed to facilitate the integration of the recent acquisitions and facility improvements required in connection with the Company's growth.


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

                                                FOR       WITHHELD
                                             ----------   ---------
To approve the election of Lawrence C.
Tucker to the Board of Directors...........  43,202,065     587,999

                                                                                  BROKER
                                                FOR        AGAINST    ABSTAIN   NON VOTES
                                             ----------   ---------   -------   ----------
To approve the proposal to amend the
Company's Outside Director Warrant Plan to
increase the number of warrants issuable
under the Plan from 1.2 million to 2.4
million....................................  23,689,525   2,090,500   290,873   17,719,166
To approve the proposal to amend the
  Company's 1998 Incentive Equity Plan to
  increase the number of stock options
  issuable under the Plan from 5.0 million
  to 7.5 million...........................  22,870,296   2,500,739   199,523   18,219,506
To approve the proposal to adopt the
  Company's Short-Term Incentive Plan for
  Senior Executives........................  23,215,292   2,155,552   199,714   18,219,506

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


Dated: November 4, 1999