Form 10-Q
period 1999-09-30
WORLD ACCESS INC /NEW/
filed 1999-11-15
CIK 1071645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
(MARK ONE)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999.
           OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM --------------- TO
           ---------------.

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at November 15, 1999 was 45,265,221.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current Assets
  Cash and equivalents......................................    $ 107,841      $  55,176
  Accounts receivable.......................................      123,062         70,485
  Inventories...............................................       40,437         48,591
  Deferred income taxes.....................................       33,022         37,185
  Other current assets......................................       22,044         21,381
                                                                ---------      ---------
          Total Current Assets..............................      326,406        232,818
Property and equipment......................................       63,390         63,602
Goodwill and other intangibles..............................      306,930        298,780
Other assets................................................       31,183         18,612
                                                                ---------      ---------
          Total Assets......................................    $ 727,909      $ 613,812
                                                                =========      =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................    $  13,842      $  17,989
  Accounts payable..........................................       75,388         36,418
  Other accrued liabilities.................................       47,515         52,825
                                                                ---------      ---------
          Total Current Liabilities.........................      136,745        107,232
Long-term debt..............................................      140,839        137,864
Noncurrent liabilities......................................        8,421          8,133
                                                                ---------      ---------
          Total Liabilities.................................      286,005        253,229
                                                                ---------      ---------
Stockholders' Equity
  Preferred stock...........................................            1             --
  Common stock..............................................          450            441
  Capital in excess of par value............................      547,170        472,945
  Accumulated deficit.......................................     (105,717)      (112,803)
                                                                ---------      ---------
          Total Stockholders' Equity........................      441,904        360,583
                                                                ---------      ---------
          Total Liabilities and Stockholders' Equity........    $ 727,909      $ 613,812
                                                                =========      =========

                See notes to consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------    -------   --------   --------
                                                                             (UNAUDITED)
Carrier service revenues....................................  $130,470    $   629   $329,361   $  1,892
Equipment sales.............................................    72,569     35,619    194,929     92,303
                                                              --------    -------   --------   --------
         Total Sales........................................   203,039     36,248    524,290     94,195
Cost of carrier services....................................   112,508        590    287,777      1,631
Cost of services network....................................     4,006         38     13,969        114
Cost of equipment sold......................................    42,234     18,395    110,924     47,748
Amortization of acquired technology.........................     1,200         --      3,600         --
                                                              --------    -------   --------   --------
         Total Cost of Sales................................   159,948     19,023    416,270     49,493
                                                              --------    -------   --------   --------
         Gross Profit.......................................    43,091     17,225    108,020     44,702
Research and development....................................     4,509      1,778     13,282      4,256
Selling, general and administrative.........................    15,596      4,938     43,105     11,493
Amortization of goodwill....................................     3,346        927      9,715      2,402
Provision for doubtful accounts.............................     1,410        166      2,840        410
In-process research and development.........................        --         --         --     35,400
Restructuring and other charges.............................        --         --         --        590
                                                              --------    -------   --------   --------
         Operating Income (Loss)............................    18,230      9,416     39,078     (9,849)
Gain on exchange of securities..............................     8,704         --      8,704         --
Interest and other income...................................     1,123        857      2,629      2,827
Interest expense............................................    (2,790)    (1,641)    (7,394)    (4,599)
                                                              --------    -------   --------   --------
         Income (Loss) From Continuing Operations Before
           Income Taxes and Minority Interests..............    25,267      8,632     43,017    (11,621)
Income taxes................................................    11,013      3,473     20,370      9,379
                                                              --------    -------   --------   --------
         Income (Loss) From Continuing Operations Before
           Minority Interests...............................    14,254      5,159     22,647    (21,000)
Minority interests in earnings of subsidiary................        --      1,090         --      2,623
                                                              --------    -------   --------   --------
         Income (Loss) From Continuing Operations...........    14,254      4,069     22,647    (23,623)
Net income (loss) from discontinued operations..............       (49)     2,962       (702)     2,922
Write-down of discontinued operations to net realizable
  value.....................................................        --         --    (13,662)        --
                                                              --------    -------   --------   --------
         Net Income (Loss)..................................    14,205      7,031      8,283    (20,701)
Preferred stock dividends...................................       784         --      1,197         --
                                                              --------    -------   --------   --------
         Net Income (Loss) Available to Common
           Stockholders.....................................  $ 13,421    $ 7,031   $  7,086   $(20,701)
                                                              ========    =======   ========   ========
Income (Loss) Per Common Share:
  Basic:
    Continuing Operations...................................  $   0.37    $  0.19   $   0.59   $  (1.16)
    Discontinued Operations.................................        --       0.14      (0.39)      0.14
                                                              --------    -------   --------   --------
    Net Income (Loss).......................................  $   0.37    $  0.33   $   0.20   $  (1.02)
                                                              ========    =======   ========   ========
  Diluted:
    Continuing Operations...................................  $   0.33    $  0.19   $   0.56   $  (1.16)
    Discontinued Operations.................................        --       0.13      (0.36)      0.14
                                                              --------    -------   --------   --------
    Net Income (Loss).......................................  $   0.33    $  0.32   $   0.20   $  (1.02)
                                                              ========    =======   ========   ========
Weighted Average Shares Outstanding:
  Basic                                                         36,509     21,249     36,245     20,346
                                                              ========    =======   ========   ========
  Diluted                                                       43,491     25,144     40,048     20,346
                                                              ========    =======   ========   ========

                See notes to consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                    CAPITAL IN
                                             PREFERRED    COMMON    EXCESS OF    ACCUMULATED
                                               STOCK      STOCK     PAR VALUE      DEFICIT      TOTAL
                                             ---------   --------   ----------   -----------   --------
                                                                    (UNAUDITED)
Balance at January 1, 1999.................  $     --    $    441    $472,945     $(112,803)   $360,583
  Net and comprehensive net income.........                                           8,283       8,283
  Issuance of preferred shares in private
     offering..............................         1                  47,750                    47,751
  Issuance of preferred shares and warrants
     for acquisition of business...........                            18,839                    18,839
  Dividends on preferred stock.............                                          (1,197)     (1,197)
  Release of escrowed shares for
     acquisitions of businesses............                     1       2,824                     2,825
  Issuance of shares for acquisition of
     business..............................                     1         999                     1,000
  Issuance of shares for technology
     license...............................                     5       2,186                     2,191
  Issuance of shares for options and
     warrants..............................                     2         997                       999
  Tax benefit from option and warrant
     exercises.............................                               162                       162
  Other issuances of shares................                               468                       468
                                             --------    --------    --------     ---------    --------
Balance at September 30, 1999..............  $      1    $    450    $547,170     $(105,717)   $441,904
                                             ========    ========    ========     =========    ========

                See notes to consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
Cash Flows From Operating Activities:
  Net income (loss).........................................  $  8,283   $(20,701)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities:
     Depreciation and amortization..........................    22,721      5,299
     Write-down of discontinued operations to net realizable
      value.................................................    13,662         --
     Income tax benefit from stock warrants and options.....       162     11,614
     Special charges........................................        --     40,226
     Minority interests in earnings of subsidiary...........        --      2,623
     Provision for inventory reserves.......................       923        224
     Provision for bad debts................................     2,863        556
     Stock contributed to employee benefit plan.............       305        147
     Changes in operating assets and liabilities, net of
      effects from businesses acquired:
       Accounts receivable..................................   (50,251)   (17,992)
       Inventories..........................................    (6,349)   (22,226)
       Accounts payable.....................................    30,904     17,626
       Other assets and liabilities.........................    (5,800)    (9,823)
                                                              --------   --------
          Net Cash From Operating Activities................    17,423      7,573
                                                              --------   --------
Cash Flows From Investing Activities:
  Acquisitions of businesses, net of cash acquired..........    (3,094)   (69,027)
  Proceeds from sales of assets.............................     8,144         --
  Capitalization of software development costs..............    (3,735)    (3,137)
  Expenditures for property and equipment...................    (7,944)    (8,530)
  Loans to business partners................................        --     (2,800)
                                                              --------   --------
          Net Cash Used By Investing Activities.............    (6,629)   (83,494)
                                                              --------   --------
Cash Flows From Financing Activities:
  Net proceeds from sale of preferred stock.................    47,751         --
  Short-term borrowings.....................................     2,000      2,354
  Principal payments under capital lease obligations........    (2,310)        --
  Repayment of industrial revenue bond......................    (4,072)        --
  Payment of preferred stock dividends......................      (413)        --
  Proceeds from exercise of stock warrants and options......       999      8,101
  Long-term debt repayments.................................    (3,605)    (1,261)
  Issuance of long-term debt................................     1,654      7,365
  Debt issuance costs.......................................      (133)      (211)
                                                              --------   --------
          Net Cash From Financing Activities................    41,871     16,348
                                                              --------   --------
  Increase (Decrease) in Cash and Equivalents...............    52,665    (59,573)
  Cash and Equivalents at Beginning of Period...............    55,176    118,065
                                                              --------   --------
  Cash and Equivalents at End of Period.....................  $107,841   $ 58,492
                                                              ========   ========
Supplemental Schedule of Noncash Financing and Investing
  Activities:
  Issuance of common stock for businesses acquired..........  $  3,825   $ 38,669
  Issuance of preferred stock for business acquired.........    18,539         --
  Issuance of common stock for technology license
     agreements.............................................     2,191         --
  Issuance of stock options and warrants for businesses
     acquired...............................................       300      8,360
  Conversion of note receivable to investment in ATI........        --      4,485

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

     The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 1999.

NOTE 2.  ACQUISITIONS

     In May 1999, the Company acquired substantially all the assets and assumed certain liabilities of Comm/Net Holding Corporation and its wholly owned subsidiaries, Enhanced Communications Corporation, Comm/Net Services Corporation and Long Distance Exchange Corporation (Comm/Net Holdings and its wholly owned subsidiaries are collectively referred to herein as "Comm/Net"). Comm/Net, headquartered in Plano, Texas, is a facilities-based provider of wholesale international long distance and wholesale prepaid calling card services, primarily to the Mexican telecommunications markets.

     In connection with the acquisition, the Company issued 23,174 shares of 4.25% Cumulative Junior Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), valued at approximately $18.5 million, and paid approximately $3.5 million to retire certain Comm/Net notes payable outstanding at the time of acquisition. The Series B Preferred Stock is convertible into shares of the Company's common stock at a conversion rate of $16.00 per common share, subject to standard anti-dilution adjustments. If the closing trading price of the Company's common stock exceeds $16.00 per share for 45 consecutive trading days, the Series B Preferred Stock will automatically convert into common stock. Preferred dividends began accruing July 1, 1999 and are payable quarterly.

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
                                                              =======

     During 1998, the Company acquired several businesses including (i) a majority interest in NACT Telecommunications, Inc. ("NACT") effective February 27, 1998 (the "NACT Acquisition") and the remaining minority interest in NACT effective October 28, 1998 (the "NACT Merger"); (ii) Telco Systems, Inc. ("Telco" ) effective November 30, 1998 (the "Telco Merger"), and (iii) Cherry Communications Incorporated, d/b/a Resurgens Communications Group ("RCG"), and Cherry Communications U.K. Limited ("Cherry U.K.", and together with RCG, "Resurgens") effective December 14, 1998. These transactions are collectively referred to herein as the "Acquisitions".

     On a pro forma, unaudited basis, as if the Acquisitions had occurred as of January 1, 1998, total revenues, operating loss from continuing operations, loss from continuing operations and loss from continuing operations per diluted common share for the nine months ended September 30, 1998 would have been approximately $232.4 million, $33.1 million, $45.8 million and $1.34, respectively. The results of Advanced TechCom, Inc. ("ATI"), which was acquired effective January 29, 1998, were not material and therefore are not included in the pro forma disclosure for the nine months ended September 30, 1998. The results of operations of Comm/Net, which was acquired in May 1999, were not material and therefore no pro forma disclosure is presented for the nine months ended September 30, 1999.

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

NOTE 3.  SALE OF SERIES A PREFERRED STOCK

     In April 1999, the Company issued 50,000 shares of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A (the "Series A Preferred Stock") to The 1818 Fund III, L.P. ("The 1818 Fund III") for an aggregate amount of $50.0 million. The General Partner of The 1818 Fund III is Brown Brothers Harriman & Co. ("BBH"). As part of the above sale, The 1818 Fund III also received an option to purchase an additional $20.0 million in Series A Preferred Stock from the Company prior to June 30, 2000 at the original purchase price per share. The Company allocated approximately $44.8 million of the gross proceeds to the 50,000 shares of Series A Preferred Stock sold and $5.2 million to the option granted to purchase additional shares of Series A Preferred Stock.

     Each share of Series A Preferred Stock is convertible at the option of the holder into the Company's common stock in accordance with a conversion formula equal to the $1,000 liquidation preference per share

                      WORLD ACCESS, INC. AND SUBSIDIARIES
divided by a conversion price of $11.50 per share, subject to adjustment. If the closing trading price of the Company's common stock exceeds $30 per share for 45 consecutive trading days, the Series A Preferred Stock will be automatically converted into the Company's common stock. The Series A Preferred Stock may be voted with the Company's common stock on an as converted basis. The holders of Series A Preferred Stock also have the right to designate one member to the Board of Directors. The holders of Series A Preferred Stock have certain supermajority voting rights upon certain circumstances, such as the authorization of a class of securities having senior or parity rights with the Series A Preferred Stock, a reorganization or liquidation of the Company, or a consolidation or merger of the Company into a third party.

     Upon the closing of the transaction, Lawrence C. Tucker, a partner at BBH and co-manager of The 1818 Fund III, became a member of the Company's Board of Directors.

NOTE 4.  GAIN ON EXCHANGE OF SECURITIES

     In connection with the acquisition of Telco, the Company acquired an investment in the common stock of Omnia Communications, Inc. ("Omnia") and warrants to purchase additional common stock of Omnia. The fair value of the investment in Omnia at the time of the acquisition of Telco was approximately $3.0 million and was accounted for under the cost method.

     In March 1999, Omnia announced that it had entered into an agreement to be acquired by Ciena Corp. ("Ciena"). In June 1999, the Company exercised the outstanding warrants to purchase additional common stock in Omnia. In July 1999, Ciena's acquisition of Omnia was completed and the Company received approximately 445,000 shares of Ciena common stock in exchange for its holdings of Omnia common stock of which approximately 45,000 shares or 10% are being held in escrow for a period of one year related to certain representations and warranties made by Omnia. In accordance with EITF No. 91-5, Nonmonetary Exchange of Cost-Method Investments, the Company recognized a one-time after tax gain during the three months ended September 30, 1999 of approximately $5.3 million or $0.12 per diluted share on the exchange of the Omnia common stock.

NOTE 5.  DISCONTINUED OPERATIONS

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

     During this selling process, the Company's Nortel resale business significantly deteriorated and its pay telephone refurbishment business began showing signs of weakness. Management was cautiously optimistic in early 1999 that the negative market trends and operating losses experienced in its Nortel resale business during the fourth quarter of 1998 were temporary in nature and the market/business would rebound in 1999. Unfortunately, this turnaround did not occur as evidenced by the Company's sales in this business which declined from $12.8 million in the fourth quarter of 1998 to $6.0 million in the first quarter of 1999 and $3.6

                      WORLD ACCESS, INC. AND SUBSIDIARIES
million in the second quarter of 1999. Several market pressures influenced this negative trend including increased pricing competition in the secondary equipment market, more aggressive participation in this market by Nortel and other telecom equipment manufacturers and the reluctance of customers to purchase used equipment due to year 2000 compliance concerns.

     Although the discontinued businesses collectively generated a small profit in the first quarter of 1999, they realized an operating loss of approximately $700,000 in the second quarter of 1999. In July 1999, faced with an unsuccessful selling process and future operating losses, management elected to begin liquidating the Nortel resale and repair business. A formal liquidation plan designed to eliminate future quarterly losses, maximize net cash proceeds and realize significant deferred tax credits, was adopted by management and communicated to all affected employees in July 1999. The pay telephone refurbishment business continues to be offered for sale by the Company.

     As a result of this plan, the Company recorded a charge of $13.7 million in the second quarter of 1999 to reflect the additional loss now expected to be realized on the liquidation of the Nortel resale and repair business. Significant elements of this charge consisted of $5.6 million to write-off all remaining goodwill, $5.2 million to write-down inventories to estimated realizable value, $1.3 million to write-down leasehold improvements, test equipment and other assets to estimated realizable value, $300,000 for severance benefits, and $300,000 for the estimated loss on the disposal of facility leases. The charge also included approximately $200,000 for net operating losses expected to be incurred by the Company during this liquidation process, which is expected to be completed by November 30, 1999.

     These businesses have been accounted for as discontinued operations and, accordingly, the results of operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented.

     The assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets consisted of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Current Assets
  Accounts receivable.......................................     $2,985         $11,453
  Inventories...............................................      4,280          12,083
  Other current assets......................................        107             252
                                                                 ------         -------
                                                                 $7,372         $23,788
                                                                 ======         =======
Noncurrent Assets
  Property and equipment....................................     $  593         $ 2,028
  Goodwill and other intangibles............................         --           5,335
  Other assets..............................................        895              --
                                                                 ------         -------
                                                                 $1,488         $ 7,363
                                                                 ======         =======
Current Liabilities
  Accounts payable..........................................     $1,335         $ 4,083
  Other accrued liabilities.................................      1,492           3,741
                                                                 ------         -------
                                                                 $2,827         $ 7,824
                                                                 ======         =======

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE 6:  PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

OVERVIEW

     During the first quarter of 1998, $5.4 million and $44.6 million of purchased in-process R&D ("IPR&D") was initially expensed in connection with the acquisition of ATI and the NACT Acquisition, respectively. In connection with the NACT Merger, the Company revalued purchased in-process R&D to reflect the current status of in-process NACT technology and related business forecasts and to ensure compliance with the additional guidance provided by the Securities and Exchange Commission in its September 15, 1998 letter to the American Institute of Certified Public Accountants. The revalued amount approximated the $44.6 million expensed in connection with the NACT Acquisition, therefore no additional charge was recorded for purchased in-process R&D. However, the effect of the revaluation required the Company to reduce the first quarter of 1998 charge related to the purchased in-process R&D by $14.6 million and record an additional charge of $14.6 million in the fourth quarter of 1998, the period in which the NACT Merger was consummated. Consequently, net loss for the nine months ended September 30, 1998 of $35.3 million as reported in the Company's Report on Form 10-Q for the three months ended September 30, 1998 is now reported as $20.7 million in this Form 10-Q Report. During the fourth quarter of 1998, $14.6 million and $50.3 million of purchased in-process R&D was expensed in connection with the NACT Merger and the Telco Merger, respectively.

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

     The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification, and test activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The progress on these activities determines the stage of completion of each project in the life cycle of the development. Projects described as being in the "early" or "early concept" stage are not expected to achieve technological feasibility and commercial application within twelve months from the valuation date. These projects are typically in the stage of documenting hardware and software design and preparation of circuit board layouts. Projects described as being in the "mid" stage of development are expected to achieve technological feasibility and commercial application within 6 to 12 months from the valuation date. These projects are typically in the stage of finalizing

                      WORLD ACCESS, INC. AND SUBSIDIARIES
circuit board layouts and performing engineering integration tests prior to prototype builds. Projects described as being in the "late" stage of development are expected to achieve technological feasibility and commercial application within 6 months from the valuation date. These projects are typically in stage of prototype builds, initial system testing, quality assurance and field trials. It should be noted that stages of completion refer to specific development milestones, and do not necessarily directly correlate to the percentage of completion used in the IPR&D valuation. The percentage of completion for the IPR&D valuation is based on the development costs incurred on each acquired IPR&D project as of the acquisition date, as a percentage of the total development costs expected to be incurred on that project, from the inception of its development (prior to the acquisition date) until its development is completed (after the acquisition date).

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

     The discount rate used to value the in-process technology of ATI was 26.0%. This discount rate was estimated relative to the overall business discount rate of 25.0% based on (1) the incomplete status of the

                      WORLD ACCESS, INC. AND SUBSIDIARIES
products expected to utilize the in-process technology (i.e., development risk),
(2) the expected market risk of the planned products relative to the existing products, (3) the emphasis on different markets than those currently pursued by ATI, and (4) the nature of remaining development tasks relative to previous development efforts.

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

     NTS Telemanagement and Billing System ("NTS"). NTS performs call rating, accounting, switch management, invoicing, and traffic engineering for multiple NACT switches. NACT recently finished

                      WORLD ACCESS, INC. AND SUBSIDIARIES
development of an improved billing system, the NTS 2000, which is designed for real-time transaction processing with graphical user interface and improved call reports. The NTS 2000 is compatible with non-NACT switches. The NTS 2000 also allows for customization of invoices and reports.

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

     The discount rate used to value the existing technology of NACT was 14.0%. This discount rate was estimated relative to the overall business discount rate of 15.0% based on (1) the completed status of the

                      WORLD ACCESS, INC. AND SUBSIDIARIES
products utilizing existing technology (i.e., the lack of development risk), and
(2) the potential for obsolescence of current products in the marketplace.

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

     Set forth in the table below are details relating to the in-process research and development charge for the seven key NACT technologies, which account for 11 of the 13 development projects (dollar amounts in thousands):

                                                                    PERCENTAGE OF COMPLETION
                                                                              AS OF
                                                                    -------------------------     ESTIMATED COST TO COMPLETION
                                PERCENTAGE OF    COSTS INCURRED                                  AS OF THE ACQUISITION DATE FOR
                                 NACT IPR&D     AS OF ACQUISITION   ACQUISITION                 ---------------------------------
DEVELOPMENT PROJECT                CHARGE             DATE             DATE          9/30/99      1998        1999        2000
-------------------             -------------   -----------------   -----------      --------   ---------   ---------   ---------
STX Hardware & Software.......       43%             $1,347             80%             96%        $56        $285
TCPIP.........................        7                 227             90             100           8          17
SS7/C7........................       14               1,280             72              90          54         324        $116
NTS2000.......................       26               1,425             91             100          54          82
E1/T1 conversion..............        6                 125             48              90          20         117
MCU...........................        1                 123             24              80          66         334
68060.........................        2                 218             48             100          60         178

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

     A brief description of the significant in-process projects is set forth below:

     Access 45/60 Release 1. Access 45/60 Release 1 product provides essentially the same functional service as the existing Access 45/60 network access servers by providing highly reliable digital access to public, private and hybrid networks, integrating multiple business applications through cost-effective connections to dedicated, switched and packet network services. However, unlike the current versions, the technology underlying the Release 1
(R1) version is based on high-bit-rate digital subscriber line (HDSL) technology. This HDSL technology will enable high-density voice and data applications to travel simultaneously over one

                      WORLD ACCESS, INC. AND SUBSIDIARIES
to ten HDSL lines from a single platform, which will launch the R1 product into a whole new loop market by eliminating the need for service providers to have separate platforms for voice and data at the customer's premises or at the provider's central office. Although the Access 45/60 R1 product is designed to provide a service similar to the current Access 45/60 product, the core functional technology of the new R1 is very different, and the target market of the R1 product is different. This project was in the late stage of development and has been recently completed.

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

     Although much of the hardware and software design documentation and the board layouts have been completed, in the second quarter of 1999 the development of this product has been temporarily suspended to allow the Company to focus its development efforts on completing certain other projects.

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

     Voice-Over-Packet Engines -- Voice-over-packet refers to sending voice transmissions over packet-based communication protocols, such as internet protocols (IP telephony), Frame Relay, or ATM. Telco is currently developing the software and hardware for a generic "engine" to be integrated into the EdgeLink family of products to enable this functionality. This product was in the mid stage of development at the time of

                      WORLD ACCESS, INC. AND SUBSIDIARIES
acquisition, and is expected to be commercially viable by mid-2000. Software code generation is expected to be completed in March 2000; prototype builds for initial units are expected to be completed in May 2000; and initial beta field tests are expected to begin in July 2000.

     HyperSPAN SMUG -- A new application specific integrated circuit (ASIC) is being designed to be integrated into the HyperSPAN multiplexer boards in order to (i) avoid technological obsolescence, and (ii) to reduce production costs. The development of this replacement technology was at an early to mid stage at the time of acquisition and is expected to be commercially viable by early 2000.

     Set forth in the table below are details relating to the significant Telco in-process research and development projects (dollar amounts in thousands):

                                                                           PERCENTAGE OF
                                                                          COMPLETION AS OF
                                   PERCENTAGE OF                       ----------------------   ESTIMATED COSTS TO COMPLETION
                                       TELCO        COSTS INCURRED                              AS OF THE ACQUISITION DATE FOR
                                       IPR&D       AS OF ACQUISITION   ACQUISITION              ------------------------------
DEVELOPMENT PROJECT                   CHARGE             DATE             DATE       9/30/99     1998       1999        2000
-------------------                -------------   -----------------   -----------   --------   ------    --------    --------
Access 45/60 Release 1...........        1%             $2,610             72%          98%      $ 77      $  923
EdgeLink 100 E1..................        4                 880             47           85         76         914
EdgeLink 650/IMA/Sonet IAD.......       22               2,920             32           50        422       5,068      $1,000
Voice over Packet................       11               1,730             45           90        162       1,948
EdgeLink 300.....................       48               2,200             90          100        100         200
EdgeLink 600.....................       12               3,300             85           95        197         393
Hyperspan SMUG...................        2                 760             77           95         38         192

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

     The discount rate used to value the existing Telco technology was 20.0%. This discount rate was selected because of the asset's intangible characteristics, the risk associated with the economic life expectations of the technology and potential obsolescence of legacy products, and the risk associated with the financial assumptions with respect to the projections used in the analysis.

     The discount rate used to value the in-process Telco technologies was 25.0%. This discount rate was selected due to several incremental inherent risks. First, the actual useful economic life of such technologies may differ from the estimates used in the analysis. Second, risks associated with the financial projections on the specific products that comprise the acquired in-process research and development. The third factor was

                      WORLD ACCESS, INC. AND SUBSIDIARIES
the incomplete and unproven nature of the technologies. Finally, future technological advances that are currently unknown may negatively impact the economic and functional viability of the in-process R&D.

     The discount rates used to value in-process research and development are different in each of the three mergers due to the following factors: (i) the nature of the markets for the products under development, including factors such as market size, ability to enter the markets, competitive landscape, possibility of technological obsolescence, and target customer base, and (ii) the nature of the acquired businesses, including the historical success with product introductions, ability to meet development milestones, strength of the sales and marketing organizations, access to market channels and strength of the brand names.

NOTE 7.  RESTRUCTURING AND OTHER CHARGES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The following details the charges during the first nine months of 1999 to reserves established in connection with the fourth quarter 1998 restructuring program (in thousands):

                                                    RESERVE BALANCE     1999     RESERVE BALANCE
                                                      AT 12/31/98     ACTIVITY     AT 9/30/99
                                                    ---------------   --------   ---------------
Reorganize Operating Structure
  Employee termination benefits...................      $  449         $  307        $  142
  Idle facility costs.............................         258            249             9
  Other...........................................         304            278            26
                                                        ------         ------        ------
                                                         1,011            834           177
Consolidation of ATI and Telco
  Employee termination benefits...................       1,175          1,012           163
  Idle facility costs.............................         577            207           370
  Other...........................................         300            128           172
                                                        ------         ------        ------
                                                         2,052          1,347           705
Outsource Manufacturing
  Employee termination benefits...................         310            310            --
  Idle facility costs.............................         365            365            --
  Other...........................................         332            332            --
                                                        ------         ------        ------
                                                         1,007          1,007            --
Product Line Rationalization......................         568            338           230
                                                        ------         ------        ------
          Total...................................      $4,638         $3,526        $1,112
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

     Costs related to product line rationalization related to the phase out of the Company's Compact Digital Exchange ("CDX") switch. In January 1999, the Company elected to reallocate development resources targeted for the CDX switch as a stand-alone product to the integration of the central office functionally of the

                      WORLD ACCESS, INC. AND SUBSIDIARIES

CDX switch and the long-distance functionality of NACT's switch into a common, next generation technology platform. Costs incurred in 1999 related primarily to engineering efforts incurred related to 1998 and prior CDX contracts.

NOTE 8.  INVENTORIES

     Inventories consisted of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Transport and access products...............................     $ 7,975        $ 8,723
Switching products..........................................       1,943            986
Cellular equipment..........................................      16,401          9,421
Work in progress............................................       1,881          4,953
Raw materials...............................................       7,957         12,425
                                                                 -------        -------
Continuing operations.......................................      36,157         36,508
Discontinued operations.....................................       4,280         12,083
                                                                 -------        -------
          Total Inventories.................................     $40,437        $48,591
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

NOTE 9.  REPORTABLE SEGMENT DATA

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

     The World Access Telecommunications Group consists of the Resurgens business which was acquired in December 1998, Comm/Net which was acquired in May 1999 and a portion of the NACT business which was acquired in February and October 1998.

     The Company evaluates performance and allocates resources based on operating income or loss before interest and other income, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost plus a markup that equals current market prices. There were no significant intersegment sales during the nine months ended September 30, 1999 and the year ended December 31, 1998.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately due to the unique nature of each segment (i.e., selling telecommunications equipment versus providing international long distance services). The following tables present revenues and other financial information by business segment (in thousands):

                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------------------
                                               EQUIPMENT   TELECOM              CONTINUING   DISCONTINUED
                                                 GROUP      GROUP      OTHER    OPERATIONS    OPERATIONS     TOTAL
                                               ---------   --------   -------   ----------   ------------   --------
Revenues from external customers
  1999.......................................  $195,000    $329,290   $    --    $524,290      $18,702      $542,992
  1998.......................................    93,021       1,174        --      94,195       42,829       137,024
In-process research and development
  1999.......................................        --          --        --          --           --            --
  1998.......................................    35,400          --        --      35,400           --        35,400
Restructuring and other charges
  1999.......................................        --          --        --          --       13,662        13,662
  1998.......................................     1,055          --        --       1,055        5,545         6,600
Segment income or loss
  1999.......................................    21,072       6,804    (5,229)     22,647      (14,364)        8,283
  1998.......................................   (19,867)         32    (3,788)    (23,623)       2,922       (20,701)

                                               EQUIPMENT   TELECOM              CONTINUING   DISCONTINUED
                                                 GROUP      GROUP      OTHER    OPERATIONS    OPERATIONS     TOTAL
                                               ---------   --------   -------   ----------   ------------   --------
Segment assets
  As of September 30, 1999...................   384,892     238,476    95,681     719,049        8,860       727,909
  As of December 31, 1998....................   380,721     161,137    40,803     582,661       31,151       613,812

NOTE 10.  LITIGATION

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

     The plaintiffs filed a Consolidated Amended Class Action Complaint (the "Amended Complaint") on May 28, 1999, naming as defendants the Company and certain of its directors and executive officers. In the Amended Complaint, the plaintiffs have asserted claims for violations of the federal securities laws arising from alleged misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures, principally related to alleged performance problems with the Company's CDX switch and alleged customer and sales problems arising therefrom. Although the issue of class certification has not yet been addressed, the Amended Complaint is filed on behalf of: (a) persons who purchased shares of the Company's common stock during the period from April 29, 1997 through February 11, 1999; (b) shareholders of Telco who received shares of the Company's common stock as a result of the Company's acquisition of Telco that closed on November 30, 1998; and (c) shareholders of NACT who received shares of the Company's common stock as a result of the Company's acquisition of NACT that closed on October 28, 1998. The plaintiffs have requested damages in an unspecified amount and litigation expenses in their Amended Complaint.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

NOTE 11.  INCOME TAXES

     The Company's provision for income taxes attributable to continuing operations for the nine months ended September 30, 1999 was $20.3 million or approximately 47.4% of income from continuing operations before income taxes. The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates due to non-deductible expenses, primarily goodwill amortization.

NOTE 12.  SUMMARIZED FINANCIAL INFORMATION OF WA TELCOM PRODUCTS CO., INC.

     On October 28, 1998, World Access, Inc. reorganized its operations into a holding company structure and changed its name to WA Telcom Products Co., Inc. ("WA Telcom"). As a result of the reorganization, WA Telcom became a wholly-owned subsidiary of WAXS INC., which subsequently changed its name to World Access, Inc. and is the Company filing this Report. Pursuant to the reorganization, the Company exchanged each outstanding share of common stock of WA Telcom for one share of common stock of the Company, converted each option and warrant to purchase shares of common stock of WA Telcom into options and warrants to purchase a like number of shares of common stock of the Company, and fully and unconditionally guaranteed the payment of the $115.0 million aggregate principal amount of 4.5% convertible subordinated notes due October 2002 previously issued by WA Telcom.

     Set forth below is summarized financial information of WA Telcom presented for the information of its debtholders. The summarized financial information presented below includes the results of operations for the following businesses from their respective dates of acquisitions: Cellular Infrastructure Supply, Inc. -- January 1997; Galaxy Personal Communications Services, Inc. -- July 1997; ATI -- January 1998; NACT -- February 1998; Telco -- November 1998 and Resurgens -- December 1998.

                           BALANCE SHEET INFORMATION
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Current assets..............................................    $165,992        $162,554
Non-current assets..........................................     313,996         300,139
Total assets................................................     479,988         462,693
Current liabilities.........................................     111,461          70,976
Non-current liabilities.....................................     142,912         138,529
Stockholders equity.........................................     225,615         253,188
Total liabilities and stockholders equity...................     479,988         462,693

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                        OPERATING STATEMENT INFORMATION
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999(1)
                                                              ---------------------
Total sales.................................................        $428,498
Gross profit................................................          65,039
Income (loss) from continuing operations....................          10,793
Income (loss) from discontinued operations(2)...............         (14,364)
Net income..................................................          (3,571)

---------------

(1) No operating statement information is presented for the nine months ended September 30, 1998 as the holding company reorganization was not completed until October 28, 1998.
(2) Reflects the Company's plan to sell all of its non-core businesses, which consist of the resale of Nortel and other original equipment manufacturers' wireline switching equipment, third party repair of telecom equipment and pay telephone refurbishment. The discontinued operations had total assets of $8.9 million and $31.1 million as of September 30, 1999 and December 31, 1998, respectively, and total liabilities of $5.0 million and $7.8 million as of September 30, 1999 and December 31, 1998, respectively.

NOTE 13.  SUBSEQUENT EVENTS

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

     - an amount of cash and/or the Company's common stock equal in value to $56.0 million;

     - approximately 369,400 shares, or $369.4 million in aggregate liquidation preference, of World Access Convertible Preferred Stock, Series C; and

     - approximately 520,000 vested options that each may be exercised for one share of the Company's common stock at an average exercise price of $3.06 per share.

Once this transaction has been completed, former FaciliCom shareholders will hold approximately 24% of the Company's common stock on an as-converted basis. The Preferred Stock bears no dividend and is convertible into shares of the Company's common stock at a conversion rate of $20.38 per common share, subject to adjustment in the event of below market issuances of common stock, stock dividends, subdivisions, combinations, reclassifications and other distributions with respect to World Access common stock. If the closing trading price of the Company's common stock exceeds $20.38 per share for 60 consecutive trading days, the Preferred Stock will automatically convert into common stock. Initially, the holders of the Preferred Stock will be entitled to elect four new directors to the Company's Board of Directors. Except for the election of directors, the holders of the Preferred Stock will vote on an as-converted basis with the holders of the Company's common stock.

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

     (2) such number of shares of the Company's common stock having an aggregate market value of $50; and

     (3) a cash payment of $10.

The transaction is also subject to the following conditions:

     - approval of the Company's shareholders at a meeting currently scheduled for December 7, 1999;

     - expiration of applicable waiting periods under applicable antitrust and anticompetition laws in Sweden, Germany and Finland; and

     - approval of the transfer to World Access of FaciliCom's telecommunications licenses by the Federal Communications Commission and other applicable regulatory authorities.

WorldCom Network Services, Inc., The 1818 Fund III, L.P. and John D. Phillips, which represent in the aggregate approximately 24% of the current voting power of the Company's common stock, have entered into a Voting Agreement whereby they have committed to vote in favor of the merger. Armstrong International Telecommunications, Inc., Epic Interests, Inc. and BFV Associates, Inc., which are the majority stockholders of FaciliCom, have already approved the merger. The merger is expected to close in the fourth quarter of 1999 and will be accounted for as a purchase transaction.

PRIVATE PLACEMENT

     On October 13, 1999 the Company received commitments from a group of institutional and sophisticated investors to purchase $75.0 million of the Company's common stock in a private transaction that is conditioned upon, among other things, and will close simultaneously with the Company's pending merger with FaciliCom. The majority of the proceeds from this private placement will be used to fund the cash portion of the FaciliCom merger, including related fees and expenses. The common stock to be issued will be priced at the average trading value of the Company's common stock during a five day period prior to the closing of the FaciliCom merger, with the purchase price to be no lower than $13.00 per share and no higher than $17.00 per share.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

ISSUANCE OF SECURED LOAN

     On October 19, 1999, the Company funded a $2.0 million loan to Long Distance International, Inc. ("LDI"), a privately held provider of retail telecommunications services throughout Western Europe, as a participant in a Loan Facility between an existing secured creditor and LDI. Loans made pursuant to the Loan Facility are secured by certain assets of LDI, bear interest at 12.25% per annum and are due July 20, 2000. The Company also has entered into discussions with LDI regarding a potential business transaction between the two companies.

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

     Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the Company's dependence on (i) recently introduced products and products under development; (ii) successful integration of new acquisitions; (iii) the impact of technological change on the Company's products and services; (iv) changes in customer rates per minute; (v) termination of certain service agreements or inability to enter into additional service agreements; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides significant revenues to the Company; (x) highly competitive market conditions in the industry; and (xi) concentration of credit risk. The foregoing review of the important factors should not be considered as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     The Company provides international long distance voice and data services and proprietary network equipment to the global telecommunications markets. The World Access Telecommunications Group (the "Telecommunications Group"), provides wholesale international long distance service through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. The World Access Equipment Group (the "Equipment Group"), develops, manufactures and markets digital switches, billing and network telemanagement systems, cellular base stations, fixed wireless local loop systems, intelligent multiplexers, digital microwave radio systems and other telecommunications network products. To support and complement its product sales, the Company also provides its customers with a broad range of network design, engineering, testing, installation and other value-added services.

     During 1998, the Company substantially enhanced its offering of proprietary equipment by acquiring three businesses. In the first quarter of 1998, the Company acquired ATI, a designer and manufacturer of digital microwave and millimeterwave radio systems for voice, data and/or video applications and a majority stake in NACT, a single-source provider of advanced telecommunications switching platforms with integrated telephony software applications and network telemanagement capabilities. In October 1998, the Company acquired the remaining minority interest in NACT. In November 1998, the Company acquired Telco, a designer and manufacturer of broadband transmission, network access and bandwidth optimization products.

     During 1998, Telco began upgrading its core product portfolio to incorporate new technologies and strategically position it for the impending evolution of telecommunications markets. Prior to its acquisition by the Company, Telco made two strategic acquisitions in 1998 that expanded its product offerings from the circuit switched market into packet switched, frame relay and ATM markets.

     In December 1998, the Company acquired Resurgens, a provider of wholesale international long distance services. Resurgens now conducts its business as the Telecommunications Group. As a result of the Resurgens acquisition, a wholly-owned subsidiary of MCI WorldCom, Inc. ("MCI Worldcom"), a major customer and vendor of Resurgens, now owns approximately 12% of the outstanding common stock of the Company.

     Through its acquisitions in 1998, the Company believes it is now positioned to offer its customers complete telecommunications network solutions, including access to international long distance, proprietary equipment, and network planning services. The Company's management believes that numerous synergies exist as a result of these acquisitions, including cross-selling opportunities, technology development and cost savings.

     In December 1998, John D. ("Jack") Phillips was appointed the Company's new President and Chief Executive Officer. Mr. Phillips was formerly the President and Chief Executive Officer of Resurgens. Also in December 1998, two new outside directors joined the Company's Board.

     In connection with the recently completed acquisitions, the appointment of a new Chief Executive Officer and the election of new directors, the Company approved and began implementing a major restructuring program in late 1998 to reorganize its operating structure, consolidate several facilities, outsource its manufacturing requirements, rationalize its product offerings and related development efforts, and pursue other potential synergies expected to be realized as a result of the integration of recently acquired businesses. As of the date of this Report, the restructuring activities are substantially complete.

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

     In April 1999, the Company raised approximately $47.8 million in equity, net of expenses, through the sale of 50,000 newly issued shares of Series A Preferred Stock to The 1818 Fund III, a private equity partnership organized to acquire substantial, non-controlling, long-term ownership positions in growing, strongly positioned companies. The General Partner of the 1818 Fund III is Brown Brothers Harriman & Co. ("BBH"), America's largest private bank and the oldest owner-managed business partnership in the country. Upon the closing of the transaction, Lawrence C. Tucker, a partner at BBH and co-manager of The 1818 Fund III, became a member of the Company's Board of Directors.

     In May 1999, the Company acquired substantially all the assets and assumed certain liabilities of Comm/Net, a facilities-based provider of wholesale international long distance and wholesale prepaid calling card services, primarily to the Mexican telecommunications market. Comm/Net's facilities and dedicated bandwidth agreements expand the Telecommunications Group's dedicated network facilities into Mexico and will serve as a foundation for network development in other Latin American countries.

     On August 17, 1999, the Company entered into a definitive merger agreement with FaciliCom, a leading facilities-based provider of European and U.S. originated international long-distance voice, data and Internet services. FaciliCom has invested over $200 million during the past two years to establish an extensive and high quality switching and transport network throughout Europe. This transaction is expected to be completed in the fourth quarter of 1999 (see
Note 13 to "Consolidated Financial Statements").

     During the past few years, the Company has significantly strengthened its balance sheet through improved operating results, the recently completed sale of $50.0 million of Series A Preferred Stock, a $115.0 million sale of convertible subordinated notes, a $26.2 million secondary public equity offering and a $75.0 million credit facility. The Company has used this capital for acquisitions and to support the working capital requirements associated with the Company's growth.

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

     The Telecommunications Group carrier service revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. The Company's revenues in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of the Company's traffic; financial difficulties of major customers; pricing pressure resulting from increased competition; and technical difficulties with or failures of portions of the Company's network that impact the Company's ability to provide service to or bill its customers. The Company's operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate traffic; increases in bad debt expense and reserves; the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, the Company's operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability; loss of favorable routing options; the amount of, and the accounting policy for, return traffic under operating agreements; actions by domestic or foreign regulatory entities; the level, timing and pace of the Company's expansion in international and commercial markets; and general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity used by the Company is obtained on a variable, per minute and short-term basis, subjecting the Company to the possibility of unanticipated price increases and service cancellations. Since the Company does not generally have long-term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, the Company's operating results may vary significantly.

     As the Equipment Group increases its number of telecommunications product offerings, its future operating results may vary significantly depending on factors such as the timing and shipment of significant orders, new product offerings by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the availability of new technologies, the mix of distribution channels through which the Company's products are sold, the inability to obtain sufficient supplies of sole or limited source components for the Company's products, gains or losses of significant customers, the timing of customers' upgrade and expansion programs, changes in the level of operating expenses, the timing of acquisitions, seasonality and general economic conditions.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total sales from continuing operations:

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                       ------------------      -----------------
                                                        1999        1998       1999        1998
                                                       ------      ------      -----      ------
Carrier service revenues.........................       64.3%        1.7%       62.8%        2.0%
Equipment sales..................................       35.7        98.3        37.2        98.0
                                                       -----       -----       -----      ------
     Total sales.................................      100.0       100.0       100.0       100.0
Cost of carrier services.........................       55.4         1.6        54.9         1.7
Cost of services network.........................        2.0         0.1         2.7         0.1
Cost of equipment sold...........................       20.8        50.8        21.1        50.7
Amortization of acquired technology..............        0.6          --         0.7          --
                                                       -----       -----       -----      ------
     Total cost of sales.........................       78.8        52.5        79.4        52.5
                                                       -----       -----       -----      ------
     Gross profit................................       21.2        47.5        20.6        47.5
Research and development.........................        2.2         4.9         2.5         4.5
Selling, general and administrative..............        7.7        13.6         8.2        12.2
Amortization of goodwill.........................        1.6         2.6         1.9         2.6
Provision for doubtful accounts..................        0.7         0.4         0.5         0.4
In-process research and development..............         --          --          --        37.6
Restructuring and other charges..................         --          --          --         0.6
                                                       -----       -----       -----      ------
     Operating income (loss).....................        9.0        26.0         7.5       (10.4)
Gain on exchange of securities...................        4.3          --         1.6          --
Interest and other income........................        0.5         2.3         0.5         3.0
Interest expense.................................       (1.4)       (4.5)       (1.4)       (4.9)
                                                       -----       -----       -----      ------
     Income (loss) from continuing operations
       before income taxes and minority
       interests.................................       12.4        23.8         8.2       (12.3)
Income taxes.....................................        5.4         9.6         3.9        10.0
                                                       -----       -----       -----      ------
     Income (loss) from continuing operations
       before minority interests.................        7.0        14.2         4.3       (22.3)
Minority interests in earnings of subsidiary.....         --         3.0          --         2.8
                                                       -----       -----       -----      ------
     Income (loss) from continuing operations....        7.0%       11.2%        4.3%      (25.1)%
                                                       =====       =====       =====      ======

THREE MONTHS ENDED SEPTEMBER 30, 1999 CONTINUING OPERATIONS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 CONTINUING OPERATIONS

     Sales. Total sales increased $166.8 million, or 460.1%, to $203.0 million in the third quarter of 1999 from $36.2 million in the third quarter of 1998.

     Carrier service revenues were $130.5 million in the third quarter of 1999 as compared to $629,000, in the third quarter of 1998 which consisted of facilities management services at NACT. This increase is due to revenues from Resurgens which was acquired in December 1998 and Comm/Net which was acquired in May 1999 and represented an increase of approximately $17.2 million, or 15.2%, over carrier service revenues realized by the Company in the second quarter of 1999.

     Equipment sales increased $37.0 million, or 103.7% to $72.6 million in the third quarter of 1999 from $35.6 million in the third quarter of 1998. The increase in equipment sales related to increases in sales of switching products by NACT, cellular equipment by CIS, and the Company's newly acquired transmission and access products business, Telco, which was acquired in November 1998.

     Gross Profit. Gross profit increased $25.9 million, or 150.2%, to $43.1 million in the third quarter of 1999 from $17.2 million in the third quarter of 1998. Gross profit margin decreased to 21.2% in the third quarter of 1999 as compared to 47.5% in the third quarter of 1998.

     Carrier service gross profit increased to $14.0 million in the third quarter of 1999 from $1,000 in the third quarter of 1998. Gross profit margin was 10.7% in the third quarter of 1999 as compared to 8.2% in the second quarter of 1999. Gross profit margin was 0.2% in the third quarter of 1998, which consisted of facilities management services at NACT. Variable gross margins on these revenues, which excludes the fixed costs associated with the services network, increased to 13.8% in the third quarter of 1999 from the 12.1% that the Company realized in the second quarter of 1999. The increase in variable margins is due to increased economies of scale associated with the internal services network and an increase in the number of direct and transit agreements.

     Equipment Group gross profit increased $11.9 million, or 69.2%, to $29.1 million in the third quarter of 1999 from $17.2 million in the third quarter of 1998. Gross profit margin decreased to 40.1% in the third quarter of 1999 from 48.4% in the third quarter of 1998. The decreased margin performance of the Equipment Group relates to the $1.2 million of amortization of acquired technology costs in the third quarter 1999 relating to the technology acquired in the Telco and NACT acquisitions, digital radio systems sold by ATI, which included sales of the new WavePLEX radio system which carries a lower profit margin than the Equipment Group's other proprietary products, and lower margins on sales of cellular equipment sold by CIS over the third quarter of 1998, resulting from large contract price negotiations which enabled CIS to obtain sales growth of 39.0% over the third quarter of 1998.

     Research and Development. Research and development expenses which relate exclusively to the Equipment Group increased $2.7 million, or 153.6%, to $4.5 million in the third quarter of 1999 from $1.8 million in the third quarter of 1998. The increase in expenses was attributable to the acquisitions of Telco, NACT and ATI due to the proprietary nature of their existing products requiring sustaining engineering expenses and their on-going product development efforts. Research and development expenses increased to 6.2% of total equipment sales in the third quarter of 1999 from 5.0% of total equipment sales in the third quarter of 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.7 million, or 215.8%, to $15.6 million in the third quarter of 1999 from $4.9 million in the third quarter of 1998. The increase primarily related to expenses associated with the operations of Resurgens and Telco, which were acquired in the fourth quarter of 1998. Economies of scale have resulted in selling, general and administrative expenses decreasing as a percentage of total sales to 7.7% in the third quarter of 1999 from 13.6% in the third quarter of 1998.

     Amortization of Goodwill. Amortization of goodwill increased $2.4 million to $3.3 million in the third quarter of 1999 from $927,000 in the third quarter of 1998, primarily as a result of the goodwill generated in connection with the fourth quarter 1998 Resurgens and Telco acquisitions.

     Operating Income. Operating income increased $8.8 million to $18.2 million in the second quarter of 1999 as compared to $9.4 million in the third quarter of 1998. Operating income margin decreased to 9.0% in the third quarter of 1999 from 26.0% in the third quarter of 1998. The reduction in operating income margin is due to the margins of the newly formed Telecommunications Group which are substantially less than those of the Equipment Group and the increased charges to operations for amortization of goodwill and acquired technology .

     Earning Before Interest, Taxes, Depreciation and Amortization
("EBITDA"). EBITDA increased $16.4 million, or 180.2%, to $25.5 million in the third quarter of 1999 from $9.1 million in the third quarter of 1998.

     Interest and Other Income. Interest and other income increased $266,000, or 31.0%, to $1.1 million in the third quarter of 1999 from $857,000 in the third quarter of 1998 due to the increase in invested cash balances of the Company resulting from the sale of $50.0 million of Convertible Preferred Stock in the second quarter of 1999.

     Interest Expense. Interest expense increased $1.2 million to $2.8 million in the third quarter of 1999 from $1.6 million in the third quarter of 1998. The increase is primarily related to the interest costs attributable to capital lease obligations at Resurgens and amortization of debt issue costs related to the $75.0 million line of credit received in December 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 CONTINUING OPERATIONS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 CONTINUING OPERATIONS

     Sales. Total sales increased $430.1 million, or 456.6%, to $524.3 million in the first nine months of 1999 from $94.2 million in the first nine months of 1998.

     Carrier service revenues were $329.4 million in the first nine months of 1999 as compared to $1.9 million in the first nine months of 1998 which consisted of facilities management services at NACT. This increase is due to revenues from Resurgens which was acquired in December 1998 and Comm/Net which was acquired effective May 1999.

     Equipment sales increased $102.6 million, or 111.2% to $194.9 million in the first nine months of 1999 from $92.3 million in the first nine months of 1998. The increase in equipment sales related to an increase in sales of cellular equipment sold by CIS, and the Company's newly acquired businesses, including transmission and access products sold by Telco, which was acquired effective November 30, 1998, switching products sold by NACT, which was acquired effective February 28, 1998, and digital radio systems sold by ATI, which was acquired effective January 29, 1998.

     Gross Profit. Gross profit increased $63.3 million, or 141.6%, to $108.0 million in the first nine months of 1999 from $44.7 million in the first nine months of 1998. Gross profit margin decreased to 20.6% in the first nine months of 1999 as compared to 47.5% in the first nine months of 1998.

     Carrier service gross profit increased to $27.6 million in the first nine months of 1999 from $147,000 in the first nine months of 1998. Gross profit margin was 8.4% in the first nine months of 1999 as compared to 7.8% in the first nine months of 1998, which consisted of facilities management services at NACT. Variable gross margins on these revenues, which excludes the fixed costs associated with the services network, was approximately 12.6% in the first nine months of 1999 as compared to 11.9% in the first six months of 1999. The change in variable margins is due to increased economies of scale associated with the internal services network and an increase in the number of direct and transit agreements.

     Equipment Group gross profit increased $35.8 million, or 80.5%, to $80.4 million in the first nine months of 1999 from $44.6 million in the first nine months of 1998. Gross profit margin decreased to 41.2% in the first nine months of 1999 from 48.3% in the first nine months of 1998. The decreased margin performance of the Equipment Group relates to the $3.6 million of amortization of acquired technology costs in the first nine months of 1999 relating to the technology acquired in the Telco and NACT acquisitions, digital radio systems sold by ATI, which included sales of the new WavePLEX radio system which carries a lower profit margin than the Equipment Group's other proprietary products, and lower margins on sales of cellular equipment sold by CIS over the first nine months of 1998, resulting from large contract price negotiations which enabled CIS to obtain significant sales growth of 46.7% over the first nine months of 1998.

     Research and Development. Research and development expenses which relate exclusively to the Equipment Group increased $9.0 million, or 212.1%, to $13.3 million in the first nine months of 1999 from $4.3 million in the first nine months of 1998. The increase in expenses was attributable to the acquisitions of Telco, NACT and ATI due to the proprietary nature of their existing products requiring sustaining engineering expenses and their on-going product development efforts. Research and development expenses increased to 6.8% of total equipment sales in the first nine months of 1999 from 4.6% of total equipment sales in the first nine months of 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $31.6 million, or 275.1%, to $43.1 million in the first nine months of 1999 from $11.5 million in the first nine months of 1998. The increase primarily related to expenses associated with the operations of NACT, which was acquired in late February 1998 and expenses related to the operations of Resurgens and Telco, which were acquired in the fourth quarter of 1998. Economies of scale have resulted in selling, general and administrative expenses decreasing as a percentage of total sales to 8.2% in the first nine months of 1999 from 12.2% in the first nine months of 1998.

     Amortization of Goodwill. Amortization of goodwill increased $7.3 million to $9.7 million in the first nine months of 1999 from $2.4 million in the first nine months of 1998, primarily as a result of the goodwill generated in connection with the Resurgens, Telco and NACT acquisitions and additional goodwill amortization recorded relating to the earnouts of CIS and Galaxy.

     Operating Income (Loss). Operating income increased $48.9 million to $39.1 million in the first nine months of 1999 as compared to a loss of $9.8 million in the first nine months of 1998 due to the significant special charges recorded during the first quarter of 1998 related to acquisitions and restructuring programs. Operating income margin was 7.5% in the first nine months of 1999 as compared to (10.4%) in the first nine months of 1998. Operating income increased $12.4 million, or 46.6%, in the first nine months of 1999 from $26.7 million, before special charges, in the first nine months of 1998. Operating income margin, decreased to 7.5% in the first nine months of 1999 from 28.3%, before special charges, in the first nine months of 1998. The reduction in operating income margin is due to the margins of the newly formed Telecommunications Group which are substantially less than those of the Equipment Group and the increased charges to operations for amortization of goodwill and acquired technology.

     Earning Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA increased $34.3 million, or 131.4%, to $60.4 million in the first nine months of 1999 from $26.1 million before special charges in the first nine months of 1998.

     Interest and Other Income. Interest and other income decreased $198,000, or 7.0%, to $2.6 million in the first nine months of 1999 from $2.8 million in the first nine months of 1998 due to the reduction in the rate of return on the invested cash balances of the Company in 1999 as compared to 1998.

     Interest Expense. Interest expense increased $2.8 million to $7.4 million in the first nine months of 1999 from $4.6 million in the first nine months of 1998. The increase is primarily related to the interest costs attributable to capital lease obligations at Resurgens and amortization of debt issue costs related to the $75.0 million line of credit received in December 1998.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     Overview. During the first quarter of 1998, $5.4 million and $44.6 million of purchased in-process R&D ("IPR&D") was initially expensed in connection with the acquisition of ATI and the NACT Acquisition, respectively. The $44.6 million of in-process R&D at NACT consisted of 67.3% of the value of NACT products in the development stage that were not considered to have reached technological feasibility as of the date of the NACT Acquisition. In connection with the NACT Merger, the Company revalued purchased in-process R&D to reflect the current status of in-process NACT technology and related business forecasts and to ensure compliance with the additional guidance provided by the Securities and Exchange Commission in its September 15, 1998 letter to the American Institute of Certified Public Accountants. The revalued amount approximated the $44.6 million expensed in connection with the NACT Acquisition, therefore no additional charge was recorded for purchased in-process R&D. However, the effect of the revaluation required the Company to reduce the first quarter of 1998 charge related to the purchased in-process R&D by $14.6 million and record an additional charge of $14.6 million in the fourth quarter of 1998, the period in which the NACT Merger was consummated. Consequently, net loss for the nine months ended September 30, 1998 of $35.3 million as reported in the Company's Report on Form 10-Q for the three months ended September 30, 1998 is now reported as $20.7 million in this Form 10-Q Report.

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

     The value of the purchased in-process technology from NACT and Telco was determined by estimating the projected net cash flows related to in-process research and development projects, excluding costs to complete the development of the technology. These cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized in Note 6 to the Consolidated Financial Statements for each respective acquisition. The resultant net present value amount was then reduced by a stage of completion factor. This factor more specifically captures the development risk of an in-process technology (i.e., market risk is still incorporated in the estimated rate of return).

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

     With respect to the NACT in-process projects, as of September 30, 1999, there were no significant changes to the estimated cost to completion as of the acquisition date. The NTS 2000 was introduced and began generating revenues in the first quarter of 1999. The 68060 processing board was introduced and began generating revenues in the second quarter of 1999. The TCPIP functionality was completed and began producing revenue in the third quarter of 1999, slightly behind the original development schedule. All three of these products are generating revenues in line with forecasted revenues as of the acquisition date. The STX switching platform ISDN functionality and E1/T1 conversion products are expected to be introduced and begin generating revenue in the fourth quarter of 1999 as originally scheduled. The SS7/C7 project is expected to be completed during the first half of 2000, in line with the forecasted development. The redundant MCU development is proceeding slower than originally forecasted, and is currently expected to be introduced in 2000.

     With respect to the Telco in-process projects, as of September 30, 1999, several projects had been consolidated, but in the aggregate there were no significant changes to the estimated cost to completion of the projects as of the acquisition date. The EdgeLink 300 was introduced and began generating revenue in the first quarter of 1999. Revenues are consistent with the forecast used in the IPR&D valuation. The development of the Access 45/60 Release I has been completed, but the product has not been released due to intense price competition. The EdgeLink 100 E1 is expected to be released in the first quarter of 2000, slightly behind the original schedule. The SONET Edge Device and the EdgeLink 650 IMA have been consolidated into a new project, EdgeLink MSAC (Multi Service Access Concentrator). This consolidated product is expected to be introduced in the third quarter of 2000. The Voice-over-Packet Engine Project is technically complete, but will not be introduced until IP standards are defined, likely in the first half of 2000. The EdgeLink 600 development has been suspended until early 2000, and the product is expected to be introduced in conjunction with the EdgeLink MSAC product. The HyperSPAN SMUG is expected to be introduced in January 2000, consistent with the initial development schedule. With the exception of revenues attributable to the Access 45/60 Release I, which are not expected to be realized, aggregate revenues for the in-process projects are expected to be consistent with original estimates, but will be realized with an average delay of three to six months.

     See Note 6 to the Consolidated Financial Statements for further discussion of the valuation of the in-process R&D.

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

     The following details the 1999 charges to reserves established in connection with the fourth quarter 1998 restructuring program (in thousands):

                                                    RESERVE BALANCE     1999     RESERVE BALANCE
                                                      AT 12/31/98     ACTIVITY     AT 9/30/99
                                                    ---------------   --------   ---------------
Reorganize Operating Structure
  Employee termination benefits...................      $  449         $  307        $  142
  Idle facility costs.............................         258            249             9
  Other...........................................         304            278            26
                                                        ------         ------        ------
                                                         1,011            834           177
Consolidation of ATI and Telco
  Employee termination benefits...................       1,175          1,012           163
  Idle facility costs.............................         577            207           370
  Other...........................................         300            128           172
                                                        ------         ------        ------
                                                         2,052          1,347           705
Outsource Manufacturing
  Employee termination benefits...................         310            310            --
  Idle facility costs.............................         365            365            --
  Other...........................................         332            332            --
                                                        ------         ------        ------
                                                         1,007          1,007            --
Product Line Rationalization......................         568            338           230
                                                        ------         ------        ------
          Total...................................      $4,638         $3,526        $1,112
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

     As a result of this plan, the Company recorded a charge of $13.7 million in the second quarter of 1999 to reflect the additional loss now expected to be realized on the liquidation of the Nortel resale and repair business. Significant elements of this charge consisted of $5.6 million to write-off all remaining goodwill, $5.2 million to write-down inventories to estimated realizable value, $1.3 million to write-down leasehold improvements, test equipment and other assets to estimated realizable value, $300,000 for severance benefits, and $300,000 for the estimated loss on the disposal of facility leases. The charge also included approximately $200,000 for net operating losses expected to be incurred by the Company during this liquidation process, which is expected to be completed by November 30, 1999.

     These businesses have been accounted for as discontinued operations and, accordingly, the results of operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented.

     Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. Sales decreased $12.7 million, or 72.2%, to $4.9 million in third quarter of 1999 from $17.6 million in the third quarter of 1998. This decrease was primarily due to a weakness in the resale of Nortel and other original equipment manufacturers' wireline switching equipment and a decline in pay telephone refurbishment. Gross profit margin before special charges declined to 3.4% in the third quarter of 1999 from 32.6% in the third quarter of 1998. The Company's resale of Nortel equipment business achieved a substantially lower gross margin in the third quarter of 1999 as compared to the gross margin in the third quarter of 1998 because of pricing pressures in its market and reduced sales levels. The Company also experienced margin declines in the telephone refurbishment business in 1999 primarily resulting from the reduced economies of scale related to the decline in its refurbishment revenues.

     Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998. Sales decreased $24.2 million, or 129.4%, to $18.7 million in the first nine months of 1999 from $42.9 million in the first nine months of 1998. This decrease was primarily due to a weakness in the resale of Nortel and other original equipment manufacturers' wireline switching equipment at the Company's AIT business and a decline in pay telephone refurbishment. Gross profit margin before special charges declined to 2.7% in the first nine months of 1999 from 30.8% in the first nine months of 1998. The Company's resale of Nortel equipment business achieved a substantially lower gross margin in the nine months of 1999 as compared to the gross margin in the first nine months of 1998 because of pricing pressures in its market and reduced sales levels. The Company also experienced margin declines in the telephone refurbishment business in 1999 primarily resulting from the reduced economies of scale related to the decline in its refurbishment revenues.

     During the first nine months of 1998 and 1999, the Company recorded special charges of approximately $5.5 million and $13.7 million, respectively, relating to the non-core businesses (see "-- Restructuring and Other Charges").

LIQUIDITY AND CAPITAL RESOURCES

     Overview. Cash management is a key element of the Company's operating philosophy and strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased product development, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. As of September 30, 1999, the Company had $107.8 million of cash and equivalents and approximately $68.5 million in borrowings available under its credit line to support its current working capital requirements and strategic growth initiatives.

     Operating Activities. Cash provided from operating activities was approximately $17.4 million and $7.6 million in the first nine months of 1999 and 1998, respectively.

     Accounts receivable increased $52.6 million, or 74.6%, to $123.1 million at September 30, 1999 from $70.5 million at December 31, 1998. This was mainly due to increased sales activity at the Company (third quarter 1999 total sales were $203.0 million as compared to fourth quarter 1998 total sales of $73.6 million). Average days sales outstanding at September 30, 1999 were approximately 56 days as compared to 88 days at December 31, 1998. The Company's average days outstanding has declined primarily as a result of the Resurgens acquisition, as Resurgens' customers generally pay for services in 30 days or less. MCI WorldCom, the Telecommunications Group's largest customer, prepays the services it purchases twice a month. Equipment Group sales typically have terms of 30 to 60 days, except for sales to international customers, which generally have payment terms in excess of 90 days. The Company also has begun to enter into long-term notes receivable with selected customers. To maximize cash flow, the Company sells the notes where possible on either a non-recourse or recourse basis to a third party financing institution. As of September 30, 1999, the Company has a contingent liability of approximately $21.7 million related to notes sold with recourse. The Company believes it has recorded sufficient reserves to recognize the current risk associated with these recourse sales.

     Inventories decreased $8.2 million, or 16.8%, to $40.4 million at September 30, 1999 from $48.6 million at December 31, 1998. The decrease was due to the sale of $5.2 million of inventories related to the sale of the Company's Alpharetta, Georgia manufacturing facility and the outsourcing of ATI's wireless radios and a $6.5 million write-down to inventories of the discontinued operations in the second quarter of 1999. This decrease was partially offset by an increase in CIS inventories as a result of the timing of large equipment purchases in the first nine months of 1999.

     Investing Activities. Cash used by investing activities was $6.6 million and $83.5 million for the first nine months of 1999 and 1998, respectively.

     In May 1999, the Company acquired substantially all the assets and assumed certain liabilities of Comm/Net, a facilities-based provider of wholesale international long distance and wholesale prepaid calling card services, primarily to the Mexican telecommunications markets. In connection, the Company issued 23,174 shares of Series B Preferred Stock, valued at approximately $18.5 million, and paid approximately $3.5 million to retire certain Comm/Net notes payable outstanding at the time of acquisition. The Series B Preferred Stock is convertible into shares of the Company's common stock at a conversion rate of $16.00 per common share, subject to standard anti-dilution adjustments. If the closing trading price of the Company's common stock exceeds $16.00 per share for 45 consecutive trading days, the Series B Preferred Stock will automatically convert into common stock. Preferred stock dividends began accruing effective July 1, 1999. The acquisition of Comm/Net has been accounted for under the purchase method of accounting.

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

     The second measurement period for purposes of releasing escrowed shares and paying contingent cash consideration was January 1, 1998 to December 31, 1998. In reviewing CIS's pre-tax income performance as of August 31, 1998, the Company determined that it was determinable beyond a reasonable doubt that the conditions for release and payment for the second period would be met. Accordingly, 244,929 escrowed shares were accounted for as if released and $2.0 million in contingent cash payments were was accounted for as if paid as of August 31, 1998. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $5.1 million and $3.1 million, respectively, as of August 31, 1998. These escrowed shares were released and payments were made to the former stockholders of CIS on February 15, 1999.

     The third and final measurement period for purposes of releasing escrowed shares and paying contingent cash consideration is January 1, 1999 to December 31, 1999. In reviewing CIS's pre-tax income performance as of May 31, 1999, the Company determined that it was determinable beyond a reasonable doubt that the conditions for release and payment for the third period would be met. Accordingly, 122,426 escrowed shares were accounted for as if released and $1.0 million in contingent cash payments were accounted for as if paid as of May 31, 1999. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $2.4 million and $1.3 million, respectively, as of May 31, 1999. These escrowed shares will be released and the payment will be made to the former stockholders of CIS on February 15, 2000.

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

     In connection with the Company's sale of its Alpharetta, Georgia manufacturing facility and the outsourcing of the ATI wireless radios, the Company sold certain inventories to established contract manufacturing suppliers. In addition, in connection with the disposal of the Company's resale and repair business the Company sold inventories and other assets. During the first nine months of 1999, the Company received approximately $7.0 million from these asset sales.

     During each of the first nine months of 1999 and 1998, the Company invested $7.9 million and $8.5 million for capital expenditures, respectively. These expenditures in 1999 were primarily for telecommunications network equipment for the Telecommunications Group, enhancing and standardizing the Company's research and development operating platforms, new test equipment relating to newly introduced products, computer network and related communications equipment designed to facilitate the integration of the recent acquisitions and facility improvements required in connection with the Company's growth.

     The Company began capitalizing software development costs in the fourth quarter of 1997 in connection with its increased focus on developing proprietary technology and products. Software development costs are capitalized upon the establishment of technological feasibility of the product. During the first nine months of 1999 and 1998, the Company capitalized approximately $3.7 million and $3.1 million of software development costs, respectively. The increase is primarily related to the increased development activities associated with the Company's wireless local loop product and development activities at Telco, NACT and ATI.

     Financing Activities. Cash provided from financing activities was $41.9 million and $16.3 million for the first nine months of 1999 and 1998, respectively.

     In December 1998, the Company entered into a $75.0 million revolving line of credit facility (the "Facility"), with a banking syndicate group led by Bank of America, Fleet National Bank and Bank Austria Creditanstalt. The new facility consists of a 364-day revolving line of credit which may be extended under certain conditions and provides the Company the option to convert existing borrowings to a three year term loan. Borrowings under the line are secured by a first lien on substantially all the assets of the Company. The Facility, which expires in December 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/4%, at the option of the Company. As of September 30, 1999, borrowings of $6.5 million were outstanding under the Facility.

     The Facility restricts distributions from the Company's consolidated subsidiaries. Accordingly, the assets and cash flows of such subsidiaries, including WA Telcom, the primary obligor on the Notes, may not be used to pay any dividends to the Company.

     In April 1999, the Company raised approximately $47.8 million in equity, net of expenses, through the sale of 50,000 newly issued shares of Series A Preferred Stock to The 1818 Fund III, a private equity partnership organized to acquire substantial, non-controlling, long-term ownership positions in growing, strongly positioned companies. The General Partner of the Funds is Brown Brothers Harriman & Co., America's largest private bank and the oldest owner-managed business partnership in the country.

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

     During the first nine months of 1999, the Company entered into and made principal payments under capital lease obligations of approximately $1.7 million and $2.3 million, respectively. The capital lease obligations relate mainly to leases of the Telecommunications Group network equipment.

     During the first nine months of 1999 and 1998, the Company received approximately $1.2 million and $19.7 million, respectively, in cash, including related income tax benefits, from the exercises of incentive and non-qualified stock options and warrants by the Company's directors and employees.

     Income Taxes. As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees, the Company realized federal income tax benefits during 1998 and 1997 of approximately $19.5 million. Although these tax benefits do not have any effect on the Company's provision for income tax expense, they represent a significant cash benefit to the Company. This tax benefit is accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value. Due to the Company's net operating losses during 1998, approximately $10.5 million of these tax benefits have not yet been utilized and are available to reduce future taxable income of the Company. These benefits are included in Deferred income taxes on the Company's Consolidated Balance Sheet at September 30, 1999.

     The Company's provision for income taxes attributable to continuing operations for the nine months ended September 30, 1999 was $20.4 million or approximately 47.4% of income from continuing operations before income taxes. The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates due to non-deductible expenses, primarily goodwill amortization.

     Summary. The completion of the sale of $50.0 million of Series A Preferred Stock in April 1999, the sale of $115.0 million of convertible notes in October 1997 and the $75.0 million line of credit received in December 1998 have significantly enhanced the financial strength of the Company and improved its liquidity. The Company believes that existing cash balances, available borrowings under the Company's line of credit and cash projected to be generated from operations will provide the Company with sufficient capital resources to support its current working capital requirements and business plans for at least the next 12 months.

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

     The third phase involves the remediation for items found to be non-Year 2000 compliant. This involves replacement of equipment or upgrading of software or hardware. This phase includes communications with the Company's customers and suppliers to determine Year 2000 issues as appropriate. Verification testing is done to ensure the effectiveness of the remediation efforts. Capital assets found to be non-compliant have been, or will be replaced or remediated in this phase. This phase is expected to be completed before the end of 1999. Most of the Company's internally controlled software has been remediated and verified. Integrated testing (also known as "end-to-end" testing) is planned and should expose unforeseen compliance problems associated with system interfaces and dependencies.

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

     The Telecommunications Group has assessed their switching and billing systems and identified the required upgrades for Year 2000 compliance, which would cost the Company approximately $2.0 million. As a result of the Company's pending merger with FaciliCom, the Company's management has elected to not upgrade its existing Telecommunications Group systems but rather redirect its traffic over FaciliCom's existing Year 2000 compliant network. This integration program has been carefully planned and tested by Telecommunications Group and FaciliCom personnel, and is expected to be fully functional when the two companies merge in early December. FaciliCom continually updates and maintains its switching and billing systems to the state of the art, and to comply with FCC and international regulations, which include Year 2000 specific requirements.

     Costs. The total cost associated with the Company's Year 2000 remediation initiative is not expected to be material to the Company's financial condition or results of operations. During the first nine months of 1999, the Company spent approximately $900,000 in connection with Year 2000 issues and the Company has spent a total of approximately $2.2 million since 1997 in connection with Year 2000 issues. The Equipment Group estimates $800,000 will be required in 1999 for upgrades and remediation efforts. The estimated total cost of the Company's Year 2000 initiative is not expected to exceed $3.0 million and is being funded through operating cash flows of the Company.

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

     As previously noted, the Company's Telecommunications Group switching and billing systems are not currently Year 2000 compliant. Management has elected to redirect its existing traffic to FaciliCom's network and systems rather than investing $2.0 million in its network, most of which will become redundant upon its merger with FaciliCom. Should the merger not be completed in December 1999 as currently planned, appropriate third party agreements are expected to be entered into by the two companies until such time the Company can upgrade its systems. As a contingency plan, the Company has determined that the date codes within its switches may be turned back a minimum of one year, and when accompanied by programming changes in its billing system, will be able to ensure ongoing, uninterrupted business operations through the Year 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The future adoption of SFAS 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     At September 30, 1999, the Company was not invested in any market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

     The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's revolving line of credit agreement provides for borrowings which bear interest at variable rates based on either the prime rate or two percent over the London Interbank Offered Rates. The Company had $6.5 million outstanding pursuant to its revolving line of credit agreement at September 30, 1999. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company and certain of its officers and directors are currently defendants in a class action legal proceeding in which the plaintiffs have asserted claims for violations of the federal securities laws arising from alleged misstatements of material information in and/or omissions of material information from certain of the Company's securities filings and other public disclosures. The status of this legal proceeding was reported in the Company's Form 10-Q for the quarter ended June 30, 1999, as amended, and, subsequent thereto, there have been no material developments in the status of such legal proceedings. Although the Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the federal securities laws, there can be no assurance that the Company will not sustain material liability as a result of or related to this legal proceeding.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.1   --   Certificate of Incorporation of the Company and Amendments
            to Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company's Form S-4, filed with the Commission on October 6, 1998, Registration No.
            333-65386; Amendment to Certificate of Incorporation
            incorporated by reference herein to Exhibit 3.2 to Form 8-K of the Company's predecessor, World Access, Inc., filed with the Commission on October 28, 1998).
 3.2   --   Certificate of Designation of 4.25% Cumulative Senior
            Perpetual Convertible Preferred Stock. Series A
            (incorporated by reference herein to Exhibit 4 to the
            Company's Form 8-K, filed with the Commission on May 3,
            1999).
 3.3   --   Certificate of Designation of 4.25% Cumulative Junior
            Convertible Preferred Stock. Series B (incorporated by
            reference herein to Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on July 14, 1999).
 3.4   --   Bylaws of the Company (incorporated by reference herein to
            Exhibit 3.2 to the Company's Form S-4, filed with the
            Commission on October 6, 1998, Registration No. 333-65389).
 4.1   --   Certificate of Designation of 4.25% Cumulative Senior
            Perpetual Convertible Preferred Stock, Series A
            (incorporated by reference herein to Exhibit B to the
            Company's Form 8-K, filed with the Commission on May 3,
            1999).

 4.2   --   Certificate of Designation of 4.25% Cumulative Junior
            Convertible Preferred Stock. Series B (incorporated by
            reference herein to Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on July 14, 1999).
27.1   --   Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

     On July 14, 1999, the Company filed a Report on Form 8-K, as amended on October 5, 1999, announcing that WA Telcom Products Co., Inc., a wholly owned subsidiary of the Company, acquired substantially all the assets and assumed certain liabilities of Comm/Net Holding Corporation and its wholly owned subsidiaries, Enhanced Communications Corporation, Comm/Net Services Corporation and Long Distance Exchange Corporation.

     On August 17, 1999, the Company filed a Report on Form 8-K announcing that it entered into a definitive merger agreement with FaciliCom International, Inc.

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

Dated: November 15, 1999