Form 10-K
period 1999-12-31
WORLD ACCESS INC /NEW/
filed 2000-03-30
CIK 1071645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of March 24, 2000 there were 59,675,996 shares of our common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of March 24, 2000, as based on the average closing bid and ask prices, was approximately $1,251,286,000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WORLD ACCESS, INC.
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1    Business....................................................     1
Item 2    Properties..................................................    29
Item 3    Legal Proceedings...........................................    30
Item 4    Submission of Matters to a Vote of Security Holders.........    31
Item 4.5  Executive Officers of the Registrant........................    31

                                   PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    33
Item 6    Selected Financial Data.....................................    35
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    37
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risks.......................................................    49
Item 8    Financial Statements and Supplementary Information..........    50
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    89

                                   PART III
Item 10   Directors and Executive Officers of the Registrant..........    89
Item 11   Executive Compensation......................................    92
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................   100
Item 13   Certain Relationships and Related Transactions..............   102

                                   PART IV
Item 14   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   103

FORWARD-LOOKING STATEMENTS

     This Form 10-K report contains certain information regarding our strategies, plans and future expectations that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar terms and/or expressions are intended to identify forward-looking statements. These statements reflect our assessment of a number of risks and uncertainties and our actual results could differ materially from the results anticipated in these forward-looking statements. In light of the risks and uncertainties inherent in all such projected operational matters, you should not regard forward-looking statements in this report as a representation by World Access or any other person that the plans of World Access will be achieved or that any of our future expectations will be realized.

     Factors that could cause our actual results to differ from the results discussed in the forward-looking statements include, but are not limited to (i) our ability to successfully integrate new acquisitions; (ii) our ability to acquire and develop our international telecommunications network; (iii) our ability to manage effectively our rapid growth; (iv) changes in customer rates per minute; (v) termination of certain service agreements or inability to enter into additional service agreements; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides significant revenues to us; (x) highly competitive market conditions in the industry; and (xi) concentration of credit risk. Any forward looking statement speaks only as of the date of this report, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We transport international long distance voice and data traffic for post telephone and telegraph operators, regional Bell operating companies, competitive local exchange carriers, long distance companies, private network providers and other global carriers. We provide our services through a combination of our own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. Through the acquisition of FaciliCom International, Inc. in December 1999 and NETnet International S.A. in February 2000, we plan to expand our service offerings to include the sale of bundled voice, data and Internet services directly to small and medium size businesses located throughout Europe.

     We provide international communications services over an advanced asynchronous transfer mode internal backbone. The advanced global network utilizes Nortel DMS-GSP international gateway switches and other state-of-the-art platforms to provide end-to-end connectivity to carriers and business users around the world. Our network is comprised of facilities coast-to-coast in the United States and in 13 countries throughout Europe. Our network is linked by ownership and leased lines over 19 separate cable systems, including FCI One, our wholly owned cable linking Denmark and Sweden. We also own and operate the Swedish International Teleport, which provides satellite services.

     Prior to the acquisition of Resurgens Communication Group in December 1998, we were exclusively a manufacturer and reseller of telecommunications network equipment, including digital switches, billing and network telemanagement systems, cellular base stations, fixed wireless local loop systems, intelligent multiplexers and digital microwave radio systems. In December 1999, in connection with the acquisition of FaciliCom, we adopted a plan to divest all of our equipment businesses. As a result, the operating results of our equipment businesses are reported under discontinued operations in the accompanying financial statements (see "Discontinued Operations").

     With the acquisition of Resurgens and FaciliCom, we have positioned ourselves to become a leader in the rapidly growing global market for international long distance voice, Internet access, data and other services. We enjoy competitive advantages which we believe serve as a model for our continued successful growth as a diversified telecommunications company, including:

     Extensive Facilities-Based International Telecommunications Network. We have acquired a carrier-grade network in 14 countries, including the United States and the top ten Western European international long distance markets. FaciliCom's early entrant approach, implemented through our local management and operations, has allowed us to enter into interconnection agreements more readily than companies without these resources and provides us with a lower cost structure than many of our competitors serving these regions who do not have these agreements. Our network has been designed and built to allow us to offer high-quality services, control our termination and network costs and cost-effectively expand our service offerings. By adding relatively inexpensive routers to our asynchronous transfer mode network, we intend to further expand our dial-up Internet access services with little additional investment. We believe that our existing network gives us an early entrant advantage and positions us to continue to increase our revenue and improve gross margins.

     Strong European Presence. Our European focus enables us to capitalize on the higher prices associated with traffic originating in Europe as compared to the United States. Because our network is concentrated in the leading European markets, we are able to take advantage of increasing opportunities to carry cross-border European traffic on our network, realize greater economies of scale in network management and sales and marketing, and capitalize on strategic opportunities to build fiber systems such as FCI One. In addition, we believe this geographic concentration favorably positions us for entry into other deregulating European markets, such as Poland, Portugal and the Czech Republic, on a more cost-effective basis by adding a new source of traffic which can be terminated throughout our network and by reducing termination costs of network traffic entering these newly-deregulated markets.

     Established Wholesale Customer Base. We have established a wholesale customer base of over 200 carriers in the United States and 13 European countries, including a majority of the first-tier and emerging carriers, European wireless carriers and seven of the ten largest global international carriers. This significant customer base enables us to rapidly and cost-effectively build traffic volumes as we expand our network. Because many of our customers are also high-quality carriers, we are able to use their facilities on favorable terms to carry traffic on routes where we have no facilities, thereby lowering our network costs.

     Successful European Retail Operations. Since its initial investment in a Swedish subsidiary in 1995, FaciliCom has increased its retail customer base from fewer than 2,000 to approximately 52,000 small-to medium-sized business and residential retail customers in Sweden, Denmark, Norway and Finland. Our acquisition of NETnet provided us an additional 20,000 business customers throughout Europe.

     Strong Management Team. We have a highly experienced senior management team with, on average, over 20 years of experience in the telecommunications industry, including experience with such industry leaders as MCI WorldCom, Bell Atlantic, British Telecom, Cable & Wireless, Global One, Sprint, GTE, Viag Interkom and Nortel Networks. Additionally, in each country in which we operate, we employ a local management team that is familiar with local legal and regulatory issues, business practices, and cultural norms that affect our business. The members of our management team have proven their ability to obtain licenses, recruit experienced staff, negotiate for interconnection agreements with national carriers, construct and operate a high-quality network and provide superior customer service. We believe that experience gained from operating in Europe over the last four years provides us with a distinct advantage over newer entrants to these markets.

RECENT DEVELOPMENTS

     NETnet Acquisition. In February 2000, we acquired substantially all of the assets and assumed certain liabilities of Long Distance International, Inc., known as LDI, including its wholly owned subsidiary NETnet International. Operating under the NETnet(TM) name throughout Europe, we now offer an array of retail telecommunications services concentrating on the needs of business customers in Austria, France, Germany,

Italy, Norway, Spain, Sweden, Switzerland, and the United Kingdom. NETnet currently operates at an annual revenue run rate approaching $100.0 million.

     The acquisition of NETnet provides us with approximately 20,000 business customers in nine European countries, and serves as a first step towards our becoming a premier provider of bundled voice, data and Internet services to small and medium enterprise markets throughout Europe. Through direct and indirect sales forces, NETnet has successfully targeted, acquired and retained business customers by providing innovative bundled service offerings, customer service and customizable billing capabilities. We intend to utilize NETnet's retail customer development and retention programs as a basis for further retail account growth in Europe.

     NETnet corporate customers include: Levi Strauss, Marriott Hotels, Mercedez Benz, Italy, the Swedish government, and ABB. In addition to its wireline services, NETnet operates a GSM resale unit in the United Kingdom. Of the 20,000 corporate customers, approximately 4,000 business accounts utilize NETnet's wireless plan, with approximately 12,000 handsets in use in the United Kingdom. NETnet recently announced that it is the first competitive telecommunications provider to be approved for SIM card appliances for its wireless handsets. Through the use of its cards, NETnet will be able to build customer loyalty and start to replace the network operator as a key relationship, thus improving its ability to build a relationship with customers. We anticipate that wireless services will become an integral part of our enhanced retail services throughout Europe.

     Star Merger. In February 2000, we executed a definitive agreement with Star Telecommunications, Inc. pursuant to which Star will merge with and into World Access. Star is a publicly held provider of international voice, data and Internet services, primarily to long distance carriers, multinational corporations and Internet service providers in the U.S. and Europe. For the year ended December 31, 1999, Star reported revenue in excess of $1.0 billion. We expect the transaction to close in mid-2000.

     The Star merger is subject to, among other things, certain regulatory approvals, the approval of our stockholders, the approval of Star's stockholders and the divestiture by Star of certain business segments for specified minimum net cash proceeds. Any net proceeds in excess of the specified minimum proceeds will serve to directly increase the merger consideration. We have agreed to provide bridge financing to Star in an amount up to $35.0 million.

     Our merger with Star is expected to further strengthen our position in the European long distance market. Our pan-European network will be greatly enhanced with Star's network assets and licenses in Germany, the largest telecommunications market in Europe. In addition to 24 international gateway switches and ownership on 17 transoceanic cable systems, Star also has interconnections between 23 German cities. Star's wholesale business will provide us with further scale and network economies as we attempt to expand our retail presence. We believe that the combined traffic of World Access and Star will reduce our overall termination costs throughout the world.

     WorldxChange Merger. In February 2000, we executed a definitive merger agreement with Communication TeleSystems International d/b/a WorldxChange Communications, a privately held multinational telecommunications service provider. WorldxChange generated pro-forma revenues in 1999 of approximately $600.0 million. We expect the transaction to close in mid-2000.

     WorldxChange is a global telecommunications company that specializes in providing high-quality, low-cost services to retail and wholesale customers in ten countries, including the United Kingdom, Germany, the United States, France and Australia. It operates 43 switches which are connected with an extensive network of owned and leased undersea and land-based fiber optic cables, providing more than 550,000 customers each month with communications services worldwide.

     The WorldxChange merger is subject to, among other things, certain regulatory approvals, the approval of our stockholders and the approval of WorldxChange stockholders. We have agreed to provide bridge financing to WorldxChange in an amount up to $30.0 million.

     Our acquisition of WorldxChange represents a major step forward in our plans to become a leader in enhanced retail telecommunications services throughout Europe. WorldxChange has a significant presence in key European markets such as the United Kingdom, Germany and the Benelux, principally serving small- to-medium sized business customers. More importantly, WorldxChange has developed state-of-the-art, Internet-based information management systems, incorporating all key aspects of retail telecom services, including provisioning, billing, fraud protection and customer care. We expect these capabilities to serve as the foundation for our retail management systems throughout Europe.

TELECOMMUNICATIONS INDUSTRY

     A long distance telephone call consists of three parts; origination, transport and termination. Generally, a national long distance call originates on a local exchange network or a leased line and is transported to the network of a long distance carrier. The call is then carried along the long distance network to another local exchange network where the call is terminated. An international long distance call is similar to a national long distance call, but typically involves at least two traditional long distance carriers: the first carrier transports the call from the country of origination and the second carrier terminates the call in the country of termination. The two companies may be operating companies within a group or under common ownership.

     The international long distance telecommunications services industry consists of all transmissions of voice and data that originate in one country and terminate in another. This industry is undergoing a period of fundamental change which has resulted in substantial growth in international telecommunications traffic. According to industry sources, providers of international telephone service will generate $93.0 billion in revenue and transport 129 billion minutes of traffic by the year 2001. The volume of international traffic on the public telephone network is projected to grow by 9% per year through 2003, with an estimated 75% of all international long distance traffic originating in the United States or Europe.

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

     In February 1997, over 60 countries signed a global agreement on telecommunications under the auspices of the World Trade Organization, which became effective February 5, 1998. The agreement seeks to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and to adopt pro-competitive regulatory principles. The Federal Communications Commission, or FCC, has adopted various rules designed to implement the principles of the World Trade Organization agreement.

NETWORK

     General. We have an extensive facilities-based international network comprised of gateway switches, additional points of presence, an asynchronous transfer mode transmission backbone, owned and leased fiber capacity and a satellite earth station. Our facilities-based network permits us to terminate an increasing percentage of traffic on our network, allowing us to better control both the quality and cost of telecommunications services that we provide to our customers. To provide high-quality telecommunications services, our network employs digital switching and fiber technologies, uses advanced signaling protocols and is supported by comprehensive monitoring and technical services.

     Our gateway switches and European points of presence allow us to terminate traffic within European countries, ensuring quality and lowering termination costs. We have also established interconnection and operating agreements with national carriers in the markets where we have facilities.

     Gateway Switches. We currently operate 15 Nortel and two Ericsson gateway switches in the United States (New York, New Jersey, Los Angeles and Miami) and in Europe (Austria, Belgium, Denmark, Finland, France, Germany, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom).

     Asynchronous Transfer Mode Transmission Backbone. We currently operate a high-capacity asynchronous transfer mode transmission backbone between certain of our U.S. and European gateway switch locations. Our asynchronous transfer mode backbone enables us to combine switched voice, private line and data traffic, including frame relay and Internet Protocol, on the same international circuits. We believe that our existing asynchronous transfer mode backbone provides a competitive networking advantage because it is able to combine these forms of traffic onto the same network, thereby eliminating the need to purchase capacity and related equipment for different types of traffic. In addition, the switching technology used in an asynchronous transfer mode system is more efficient than traditional circuit-switched technology because an asynchronous transfer mode network, unlike a circuit-based network, does not require a fixed amount of bandwidth to be reserved for each telephone call or data transmission. This allows voice and data calls to be pooled, which enables our network to carry more calls with the same amount of bandwidth. This greater efficiency creates network cost savings that can be passed on to our customers in the form of lower rates, and provides an immediate cost advantage for connection from our nearest point of presence to the chosen Internet backbone interconnect point.

     Fiber. We seek to obtain ownership interests in fiber systems where we believe that our customers' demand will justify the investment in those fixed assets. We can generally earn a higher gross margin on traffic routed through our network's owned fiber rather than traffic routed through our network's leased fiber. However, when it is more cost effective to do so, we will lease fiber capacity on a short term basis on specific routes.

     We currently have acquired fiber capacity on an indefeasible rights of use or minimum assignable membership units basis in 18 fiber cable systems, including Hermes, CIRCE, Flag, Qwest, CANTAT, ODIN and Southern Cross.

     We believe that no single agreement that we have relating to indefeasible rights of use or to minimum assignable ownership units is material to our financial condition or our business operations. With the passage of time, an increasing amount of fiber capacity is becoming available and the cost of this capacity is expected to decline. As a result, we believe that, when one or more of these agreements expires, we would be able to replace, at similar costs and within reasonable time periods, similar capacity on alternative competing fiber systems through purchases of minimum assignable ownership units or indefeasible rights of use.

     Ownership and Operation of Fiber Capacity/FCI One. We purchase fiber capacity on existing cable systems as demand for our services justifies this investment. When fiber capacity is not available at reasonable prices, we may instead install and operate our own fiber cables. Our initial effort in this area consisted of FCI One, a 24-pair fiber submarine cable that we own and operate between Copenhagen, Denmark and Malmo, Sweden. Currently, we are only using one such fiber pair.

     Before Denmark granted licenses to additional facilities-based carriers, Tele Denmark, the incumbent dominant carrier, possessed the exclusive right to build international cables into Denmark, and fiber capacity into Denmark was generally available only at high prices. When we became licensed to operate in Denmark as a facilities-based carrier, we also obtained the right to build international cables. Given our current and forecasted capacity requirements, we determined it was more cost effective to build FCI One than lease capacity from Tele Denmark at high rates. FCI One became operational in May 1999. In addition to cost savings on capacity that we use, we can sell or lease excess capacity or swap capacity on FCI One for capacity we require on other routes.

     Points of Presence. In addition to our switch centers, we have installed a number of transmission points of presence in our network that provide additional geographic locations for our customers and the local public switched telephone network to interconnect with our network. In the United States, we operate points of presence in Washington, D.C., Tampa, Florida and New York, New York, and in Germany we operate points of presence in Stuttgart, Hamburg, Dusseldorf and seven other cities. We also operate points of presence in London, England, Helsinki, Finland, and in Stockholm and two other cities in Sweden. These points of presence allow us to reduce our costs for delivering traffic to public networks and make it easier for customers with local networks to deliver traffic to our network.

     Interconnection and Operating Agreements. We enter into interconnection agreements with the national carrier in each of the countries where we have operating facilities so that we can originate and terminate traffic in that country. Interconnection agreements enable us to terminate traffic in a country by connecting the local network of that country with our network. Interconnection agreements typically allow us to terminate traffic in the countries in which we have these agreements at the lowest available access cost, and to originate traffic from these countries when a customer dials our carrier access code.

     We have entered into 12 interconnection agreements, including agreements with the dominant national carrier in Austria, Denmark, Finland, Germany, Italy, The Netherlands, Norway, Sweden, Switzerland and the United Kingdom. We are currently negotiating for additional interconnection agreements with the dominant national carriers in other European countries.

     We also have operating agreements with 16 national carriers and five emerging carriers. An operating agreement provides for the exchange of international long distance traffic between correspondent international long distance providers that own facilities in different countries.

     Satellite Facilities. We own and operate the Swedish International Teleport, a 13-meter satellite earth station in Malmo, Sweden, that transmits to an INTELSAT satellite over the Indian Ocean. Our status as a member of INTELSAT enables us to easily expand our geographic coverage worldwide through the acquisition of additional satellite transmission capacity on a preferential basis. The earth station and INTELSAT satellite, which provide coverage to Africa and most of Asia, currently connect customers on the Indian subcontinent with locations in Europe and North America on a private line basis. We use this facility to provide connectivity with carriers in developing countries before international cable capacity becomes available there, and on low-volume international routes. We are also negotiating agreements with several Asian carriers to interconnect with Sweden to transmit public switched-voice traffic through our earth station.

     Signaling Network. Modern carrier networks use standard protocols of the International Telecommunications Union to signal between switches in order to set up connections and monitor call status. Most small carriers use one channel of each to signal other carriers on what is designated as an F Link. This F Link signaling is adequate for call setup but is subject to failure because it does not provide for any redundancy. If the F Link fails the entire trunk group cannot be used. F Link signaling also does not provide many network management features because its signal capability is limited to one link between two switches. To overcome the drawbacks of F Link signaling, more advanced network operators install modern and sophisticated packet signaling switches called signal transfer points that enable their switches to communicate with other switches in their network and with customer and carrier networks. These signaling networks include redundant links to paired switch transfer points and are virtually failsafe. We have installed a pair of redundant switch transfer points in Frankfurt and London and another pair of switch transfer points in New Jersey and New York. As a result, our network is more robust, and it is able to provide signaling services to other carriers.

     Network Reliability. Our resilient network has diverse switching and routing capabilities. For example, on the high-volume North America to Europe routes, we split customer traffic between our U.S.-based gateway switches, over three transatlantic cable routes and over each of our European-based gateway switches. All of our gateway switches have backup power systems, and each fiber cable has built-in redundancies that reroute traffic in the event of an interruption in cable service. Our paired switch transfer points network with redundant signal paths also provides an additional level of network integrity.

     Network Monitoring and Technical Support. We have technical staff located in the United States and throughout our markets in Europe who provide support for our network. Our technical staff located in Europe provides network management and operations support for our gateway switches. In addition, to support our Nortel switches, we have implemented GTE's support system. This system provides us with integrated proactive network operations, network message management and a customer contact system. We fully support all network management and operations and functions 24 hours a day, seven days a week from a central location in Washington, D.C.

     Our network operations center in Washington, D.C. monitors all of the switches and transmission links in our network and receives immediate signals alerting it to any abnormal network condition. Through this facility, we have the capability to reroute traffic if there is a cable cut or an equipment failure. This center also monitors the quality of any carriers we use to route off-net traffic and removes any of them from our routing if they fall below our performance standards.

SERVICES

     We offer high-quality international telecommunications services over our own international network and by interconnecting our network with the networks of other carriers. We provide primarily wholesale international telecommunications voice services and Internet access, data and other services in select European markets. We recently expanded our retail services in Scandinavia, and we are offering dial around or casual dialing service in Finland and in Sweden under the brand name Call One.

     Wholesale Services. We provide wholesale international long distance voice services to carrier customers located in the 14 countries in which we operate. Other carriers interconnect with our network by direct circuit connections from their networks to one of our gateway switches. We also provide service to switchless resellers by enabling their customers to access our network from the national public switched telephone network by dialed access through carrier access codes. We provide wholesale termination to over 200 countries using a mix of owned and leased facilities, and interconnection, operating and resale agreements. We also offer to certain customers Internet Protocol and frame relay services over our asynchronous transfer mode backbone.

     Retail Services. FaciliCom has traditionally provided international and domestic long distance voice services to retail customers in Scandinavia. With the acquisition of NETnet in February 2000, we now provide retail services throughout most of Western Europe. Retail customers either subscribe to our services or access the services on a call by call basis by dialing our carrier access code. In addition, we offer Internet access and international private line service to business and residential customers.

     Voice. Our retail customers may access our long distance voice services in the following ways:

          Direct Access. The telephone equipment used by subscribers is directly connected to our switches through a private line and, unless bill payments are overdue, the subscriber is allowed to make calls up to a predetermined credit limit. Subscribers to this service do not have to dial our access code in order to connect to our network. The private line connections for our direct access services may be leased from the public switched telephone network. In addition, these connections may be radio links or digital subscriber lines. Direct access customers are primarily small-to medium-sized businesses.

          Casual Dialing. Any telephone in our markets which is connected to the public switched telephone network can be used to dial our access code and place domestic long distance or international calls. The telephone user does not have to apply in advance to be recognized as a customer. Our gateway switch receives the calling number from the public network and screens it in order to determine whether it should be denied service for any reason, such as a failure to make payments in the past. Casual dialing customers are primarily residential users.

          Indirect Access. To utilize this service, the telephone number of a customer who satisfies our credit requirements is added to a list in our switches. Unless the customer's payments are overdue, the customer may place calls that have a cost up to a predetermined credit limit. Users of this method of access must dial our access code to connect to our network through the public switched telephone network. If the customer is a heavy user, such as a small business, we may equip our telephones with an automatic dialer that will insert our access code whenever the customer seeks to make a long distance or international call. This service is available in countries that do not require equal access to carriers.

          Equal Access. This method of access resembles the service that we provide to customers with indirect access. However, customers can choose to subscribe to our network for all of their long distance services and do not have to dial our access code in order to connect to our network through the public switched telephone network. Instead, the local operator will automatically route the customer's calls to our network. The 13 European countries in which we operate are all scheduled to require equal access service within the next three years.

     Data.  The retail data services that we presently offer are as follows:

          Internet Access. We offer Internet access service to our retail customers in Finland. We use our own facilities to connect customers to an Internet backbone interconnect point. We bundle these services with our long distance and international voice services to provide a single communications package for some of our customers.

          Unlike in the United States, where most local calls are free, dominant national carriers in Europe charge retail local calling rates of as much as $0.10 per minute for a dial-up connection to an Internet service provider. We believe that this situation has inhibited the growth of the use of the Internet in Europe. We believe that companies like us will stimulate Internet usage by offering Internet access services at lower costs. Our interconnection agreements allow any telephone line where we have these agreements to dial our access code and be connected with our network. We pay the operator of the public switched telephone network very low wholesale transport charges to connect these calls to our network. Once the call is connected to our network, we can connect it to the Internet through our own data routers and our own asynchronous transfer mode backbone. This enables us to provide high-quality and low-cost dial-up Internet access to any home or business.

          Private Data Lines. Another data service that we provide is private line connectivity for business customers, other data providers and for video conferencing. These services are targeted to businesses that have offices or operations in more than one country, and that require voice and data connections between their locations. We provide frame relay, Internet Protocol and bandwidth connectivity between points on our backbone network. Customers pay for the effective amount of bandwidth that they purchase.

          Voice Over Internet Protocol. Technology has been developed that enables origination and termination of voice traffic over Internet Protocol networks. This is commonly referred to as VOIP. The initial concept was to use the Internet to transport this traffic for free. In actual practice, the quality of voice transported over the Internet varies from acceptable to poor because of packet delays during high traffic periods. It is possible to improve the voice quality of Internet Protocol by routing the traffic over a dedicated intranet that utilizes private data lines instead of the Internet. We provide VOIP intranet service on our network. We believe that business customers and residential early technology adopters that have invested in technology based upon Internet Protocol will be attracted to this service. No uniform approach to VOIP's regulatory treatment has been developed, and we cannot predict the manner in which VOIP may be regulated in the future or the impact of such regulation on our operations.

CUSTOMERS

     Wholesale Customers. Our target wholesale customer base consists primarily of dominant national carriers, other first-tier carriers, emerging carriers and wireless carriers with international traffic. National carriers and other first-tier carriers generally have their own international networks, but use carriers such as us for overflow traffic and in order to route traffic at lower rates. Emerging and wireless carriers are rapidly growing industry segments that generally rely on national carriers and wholesale carriers like us to provide international connectivity. We provide service to over 200 carriers, including seven of the ten largest global international carriers, and 40 multinational carriers that originate traffic in more than one of our existing markets, together with five wireless carriers.

     Wholesale services are sold at substantially lower margins than our retail services. However, because wholesale customers purchase transmission capacity in bulk, these services will allow us to increase the amount of transmission capacity that we purchase, enabling us to obtain volume discounts on transmission capacity from vendors and, therefore, realize lower unit costs. In addition, the sale of transmission capacity on our leased lines allows us to generate additional revenues on transmission lines operating at less than full capacity without incurring significant marginal costs. Wholesale customers frequently change vendors based on small differences in price, and certain wholesale customers could subject us to credit risks.

     We use a comprehensive credit screening process when identifying new wholesale customers. We rate our potential customers' creditworthiness based on several factors, including:

     - traditional bank and trade reports, such as Dun & Bradstreet reports;

     - internal assessments of our exposure based on the costs of terminating international traffic in various countries and the capacity requested by the proposed carrier; and

     - references provided by potential customers.

     Depending on the results of our credit analysis, a customer's payment terms and/or billing cycle may be adjusted to shorten the length of time that our receivables are outstanding. In addition, we may require a customer to post collateral in the form of a security deposit or an irrevocable letter of credit.

     In mid-1998, we entered into a Carrier Service Agreement with a wholly-owned subsidiary of MCI WorldCom, Inc., pursuant to which MCI WorldCom purchases international long distance services from us on a wholesale basis. MCI WorldCom is obligated to purchase from us at least $25.0 million a month of such services, provided the services are of acceptable quality and the rates quoted are at least equal to the rates MCI WorldCom is obtaining from other third party providers. The Service Agreement has a rolling 12-month evergreen term, subject to a one year prior notice of termination. Our revenue attributable to the Service Agreement comprised approximately 53% of our total revenue for the year ended December 31, 1999. There can be no assurance that MCI WorldCom will purchase future services under the Service Agreement. Termination of the Service Agreement, or any reduction in services provided thereunder, could have a material adverse affect on our business, financial condition or results of operations.

     Retail Customers. We target small and medium-sized businesses that originate in excess of $500 in international telephone calls per month. We believe that this market segment offers significant opportunities because it has traditionally been underserved by the major global telecommunications carriers and the PTTs, which offer their lowest rates and best services primarily to higher volume multinational business customers.

     Our residential services are marketed primarily to residential customers with significant international calling needs such as expatriate and ethnic communities. In Europe, we target and plan to target the various large ethnic communities, such as the Indian, Pakistani, Caribbean and African communities in the United Kingdom and the Turkish and eastern European communities in Germany.

SALES AND MARKETING

     Wholesale. Our approach to marketing and selling wholesale services consists of local sales staff, who are responsible for day-to-day relationships with local carrier representatives and who have experience in the industry and long standing relationships with such carriers. Additionally, because we have several international carrier customers which use us to transport traffic from multiple locations, we have a multinational global account group, which coordinates sales to major international accounts in multiple locations and is responsible for client relationships at the senior management level. We focus on hiring and retaining experienced marketing and sales people with extensive knowledge of the telecommunications industry and who have existing relationships with decision makers at carrier customers.

     Retail. We market our services to residential and business customers with significant long distance calling needs. We rely on a combination of direct sales, direct response marketing, indirect sales, outbound telemarketing and affinity programs in marketing our services to customers. Affinity programs are programs whereby two or more companies market their respective products or services by promoting a co-branded product or service to the affinity group members. Residential customers will be solicited through direct mail and telemarketing and business customers through direct and agent sales. In certain metropolitan areas in Europe, we hire a dealer manager to manage relationships with local agents.

MANAGEMENT INFORMATION SYSTEMS

     Wholesale. The need to bill customers timely and accurately, and to monitor and manage network traffic profitability, requires the accurate operation of management information systems. To meet these needs in our wholesale business, we contract with Armstrong Holdings, Inc. for our billing and other management information services. Armstrong Holdings, through its subsidiary Armstrong International Telecommunications, Inc., owns 16.6% of our voting common stock.

     Subsidiaries of Armstrong Holdings provide billing and specialized information technology services to its subsidiary companies, and to us, from its data processing center located in Butler, Pennsylvania. Armstrong Holdings' subsidiaries include independent telecommunications companies and international telecommunications companies. Based on its knowledge of billing in the telecommunications industry, Armstrong Holdings has developed customized systems to provide call detail record collection, processing, rating, reporting and bill rendering. These systems enable us to:

     - analyze accurately our traffic, revenues and margins by customer and by route on a daily basis;

     - validate carrier settlements; and

     - monitor least cost routing of customer traffic.

     We believe that contracting with Armstrong Holdings for these customized systems gives us a strategic advantage over many emerging carriers because we receive timely and accurate reporting of our customer traffic, revenues and margins without incurring the significant costs associated with developing and maintaining our own data center. The Armstrong Holdings data center utilizes IBM mainframe systems with full disaster recovery and back-up facilities and provides 24 hours per day, seven days per week data center support. Armstrong Holdings provides us with experienced professionals and programmers to further customize and support our growing and changing needs for management information services. To date, we have not experienced any significant delays in billing our wholesale customers. We attempt to bill our customers within five business days after a billing cycle has been completed. We believe that our arrangement with Armstrong Holdings enables us to effectively and efficiently manage our growing requirements relating to information technologies.

     Armstrong Holdings has agreed to provide billing and management information systems support for us and our subsidiaries on terms that we believe are competitive with similar services offered in the industry. This contract extends through December 2001.

     In addition, all of our administrative and technical locations are connected by a corporate-wide area network that runs over the backbone network we have constructed to handle customer traffic. An authorized user with a personal computer at any of our offices can access all of our corporate systems and databases. We control access to this network through the use of firewalls, password protection and other customary security measures.

     We have also installed mediation devices and software that were part of a network monitoring system designed by GTE. These devices are located in each of our switch centers and interface with major network components, such as our gateway switches. These devices gather data from the network in real time and transport it over our corporate-wide access network to our network operations center and to Armstrong Holdings' data center.

     Retail. In Europe, NETnet uses three billing platform concepts. The operations in France, Italy, Spain and the U.K. rely on in-house personal computer-based billing systems developed primarily for each individual country. NETnet collects data from switches and carriers, rates the call records and bills its carrier customers directly. The German operation has traditionally outsourced the billing procedure to a third party, while the operations in Austria, Norway, Sweden and Switzerland use a billing system developed in cooperation with DIAL Inc. on a 4D/NT platform.

     In 1999, NETnet purchased an Oracle-based billing and rating engine that supports billing in local currencies (GENEVA), from Generic Technology in Cambridge, England. The German operation is in the process of converting to this new billing system. The software will handle retail business and residential billing, as well as wholesale requirements. The GENEVA software is currently being used by other European telecommunications providers.

     NETnet employs its own programming staff to meet ongoing country and product development/ marketing requirements. Outsourcing is used for non-recurring programming in Oracle and Helpdesk applications.

COMPETITION

     The international telecommunications industry is intensely competitive and is significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. We compete in the international telecommunications market on the basis of price, customer service, transmission quality and breadth of service offerings, and our carrier customers are especially price sensitive. Our competitors include:

     - large, facilities-based, multinational carriers, and smaller facilities-based long distance service providers that have emerged as a result of deregulation;

     - switch-based resellers of international long distance services; and

     - global alliances among some of the world's largest telecommunications carriers.

     Competition in the U.S. The U.S.-based international telecommunications services market is dominated by AT&T, MCI WorldCom, Qwest and Sprint. We also compete in the United States with second-tier international carriers, including IDT Corporation, Pacific Gateway Exchange, Inc., Primus Telecommunications Group, Inc. and Star Telecommunications, Inc. We have entered into a definitive agreement with Star pursuant to which Star will merge with and into World Access. Several of these companies have considerably greater financial and other resources and more extensive domestic and international communications networks than we do. In addition, the FCC's order implementing the United States' open market commitments to the World Trade Organization may make it easier for some foreign carriers to enter the U.S. market, which would increase our competition.

     Competition in Europe. In many international markets, a single carrier, which is often a government-owned or a former monopoly carrier, controls access to the local networks, enjoys better brand name recognition and customer loyalty and possesses significant operational economies. These advantages include a larger backbone network and operating agreements with other dominant national carriers. These carriers generally have competitive advantages over us because of their close ties with the national regulatory authorities of their home countries that may be reluctant to act in a way that fosters increased competition for the local dominant provider. As a result, our ability to increase our market share in these countries may be extremely limited.

     Competition has begun to increase in the European Union telecommunications markets in connection with the deregulation of the telecommunications industry in most European Union countries, which began in January 1998. This increase in competition could adversely affect revenue per minute and gross margins as a percentage of revenues.

     We compete in 13 European markets by offering competitively priced wholesale services, and we intend to offer competitively priced stand-alone and bundled telecommunications services to retail customers. The principal competitor in each of these markets is the dominant national carrier, such as British Telecom, Deutsche Telekom, France Telecom, KPN (The Netherlands), Swisscom, Tele Denmark and Telia (Sweden). Other competitors include: Cable and Wireless, Cellnet Group, Colt, Energis, Esprit Telecom Group, RSL Communications and Volaphone in the United Kingdom; O.tel.o Communications, Mannesmann ARCOR, VIAG Interkom, MCI WorldCom in Germany; Enertel, MCI WorldCom and Telfort in The Netherlands; diAx and Sunrise in Switzerland; and Mobilix and Telia in Denmark. Additionally, we may face competition from other licensed public telephone operators that are constructing their own facilities-based networks, cable companies and switch-based resellers.

     Competition from Global Alliances and Consolidation in the Telecommunications Industry. We anticipate that we will face additional competition from global alliances among large long distance telecommunications providers. In addition, consolidation in the telecommunications industry may create even larger competitors with greater financial and other resources. The effect of these proposed mergers and alliances could create increased competition in the telecommunications services market and reduce the number of customers that purchase wholesale international long distance services from us.

GOVERNMENT REGULATION IN THE UNITED STATES

     We provide domestic and international services that are subject to varying degrees of U.S. federal, state and local regulations. In the United States, the provision of telecommunications services is subject to the 1934 Communications Act, as amended, including amendments pursuant to the 1996 Telecommunications Act and related regulations promulgated by the FCC, as well as the applicable laws and regulations of the various states and state regulatory commissions. The FCC exercises jurisdiction under Title II of the 1934 Communications Act over all facilities of, and services offered by, telecommunications common carriers to the extent their services involve interstate communications, including international communications, while state regulatory authorities retain jurisdiction over intrastate communications. Local governments sometimes impose franchise or licensing requirements on local service competitors and facilities companies. The telecommunications laws and regulations of other countries govern services provided in those countries.

     We are subject to the authority of the FCC and the state regulatory agencies to enforce applicable regulatory requirements. The FCC and the state regulatory agencies may address regulatory non-compliance with a variety of enforcement mechanisms, including monetary forfeitures, refund orders, injunctive relief, license conditions and license revocation.

     The regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation that may be applicable to carriers. We cannot assure you that future regulatory, judicial or legislative activities will not have a material adverse effect on our financial condition, results of operations or cash flow or that domestic or international regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable regulations.

  U.S. Federal Regulation

     Local Service Regulation Under the 1996 Telecommunications Act.   The 1934
Communications Act was substantially amended by the 1996 Telecommunications Act, which provides for comprehensive reform of the United States' telecommunications laws. The 1996 Telecommunications Act may have potentially significant effects on our financial condition, results of operations or cash flow. The 1996 Telecommunications Act is designed to enhance competition in the local telecommunications marketplace by (i) removing state and local entry barriers,
(ii) requiring incumbent local exchange carriers to provide interconnection to their facilities, (iii) facilitating the end users' choice to switch service providers from incumbent local exchange carriers to competitive local exchange carriers, and (iv) requiring access to rights-of-way. The legislation also is designed to increase local competition by newer competitors such as long distance carriers, cable companies and public utility companies. Under the 1996 Telecommunications Act, regional Bell operating companies have the opportunity to provide out-of-region long distance services immediately and in-region long distance services if certain conditions are met, and are no longer prohibited, in most instances, from providing cable television services. Entry of such companies into the domestic and international long distance business and the emergence of other new local competitors could result in substantial competition to us and may have a material adverse effect on our financial condition, results of operations or cash flow.

     The 1996 Telecommunications Act specifically requires all local exchange carriers, including incumbent local exchange carriers and competitive local exchange carriers: (i) not to prohibit or unduly restrict resale of their services; (ii) to provide dialing parity, number portability and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings; (iii) to afford access to poles, ducts, conduits and rights-of-way; and (iv) to establish reciprocal compensation arrangements for the transport and termination of telecommunications. Incumbent local exchange carriers are specifically required to provide (i) interconnection on specified terms and conditions, (ii) unbundled network elements, (iii) resold local services at wholesale rates, (iv) reasonable public notice of any changes in the information needed for transmission and routing services over their communications facilities and (v) physical colocation of equipment necessary for interconnection and access to unbundle network elements at the local exchange carriers' premises. A regional Bell operating company can enter the market for in-region long distance services within the area where it provides local exchange service upon FCC approval based on a showing that facilities-based competition is present and that interconnection agreements meeting a 14-point checklist are in place in the states to be entered. Regional Bell operating companies are permitted to enter the out of region long distance market immediately upon enactment. The provision of inter-LATA services by regional Bell operating companies is expected to reduce the market share of major inter-exchange carriers and consequently may have an adverse effect on the ability of competitive local exchange carriers to generate access revenues from the inter-exchange carriers.

     On August 8, 1996, the FCC released the Interconnection Decision, which established a framework of minimum, national rules enabling state commissions and the FCC to begin implementing many of the local competition provisions of the 1996 Telecommunications Act. Among other things, the Interconnection Decision prescribed certain minimum points of interconnection, adopted a minimum list of unbundled network elements that incumbent local exchange carriers must make available to competitors, and adopted a methodology for states to use when setting wholesale prices for retail services. The U.S. Court of Appeals for the Eighth Circuit issued a decision vacating certain portions of the Interconnection Decision, and the United States Supreme Court has agreed to consider the challenges to the Eighth Circuit Court's decision filed by the FCC and interested carriers. We cannot predict whether the Eighth Circuit decision will stand, or what further actions the FCC may or may not take in response to these appellate decisions.

     In a separate case, on December 31, 1997, the U.S. District Court for the Northern District of Texas ruled that Sections 271 to 275 of the 1996 Telecommunications Act, which established the conditions the regional Bell operating companies must satisfy before they may provide in-region long distance telecommunications services, are unconstitutional. This decision, known as the SBC Decision, has been stayed and is being reviewed by higher courts. We cannot predict the outcome of that review. If, however, the SBC Decision were upheld on appeal it would likely have an unfavorable effect on the ability of new entrants to compete because the SBC Decision removes the incentive for regional Bell operating companies to open their local markets to competition.

     Domestic Interstate Services. Domestic interstate common carriers without market power, such as us, are deemed nondominant and are subject to minimal FCC regulation. Interstate carriers offering services to the public must comply with the federal statutory and regulatory requirements of common carriage under the 1934 Communications Act. Among other things, interstate common carriers must offer service on a non-discriminatory basis at just and reasonable rates. Nondominant carriers are exempt from the requirement to obtain specific prior FCC approval to initiate or expand domestic interstate services, although they are required to file a tariff at the FCC and remain subject to the FCC's complaint jurisdiction. The FCC has issued an order eliminating the requirement that nondominant carriers maintain tariffs for their domestic interstate services on file at the FCC. The FCC order has been appealed to the U.S. Court of Appeals for the District of Columbia and stayed pending resolution of the appeal. If the FCC order becomes effective, nondominant interexchange carriers will need to find new means of providing notice to customers of prices, terms and conditions on which they offer their interstate services. Elimination of tariffs will require us to secure with each of our customers contractual agreements containing the terms of the services offered. To the extent that disputes arise over such contacts, carriers such as us may no longer resort to the legal doctrine that the terms of a filed tariff supersede individual contract language.

     Access Charges. The cost of providing long distance and local exchange services will be affected by changes in the access charge rates imposed by incumbent local exchange carriers on long-distance carriers for origination and termination of calls over local facilities. On May 8, 1997, the FCC released an order intended to reform its system of interstate access charges to make that regime compatible with the pro-competitive deregulatory framework of the 1996 Telecommunications Act. Access service is the use of local exchange facilities for the origination and termination of interexchange communications. The FCC's recent access reform order adopts various changes to its policies governing interstate access service pricing designed to move access charges, over time, to more economically efficient levels and rate structures. Among other things, the FCC modified rate structures for certain non-traffic sensitive access rate elements, moving some costs from a per-minute-of-use basis to flat-rate recovery; changed its structure for interstate transport services; and affirmed that Internet service providers may not be assessed interstate access charges. In response to claims that existing access charge levels are excessive, the FCC stated that it would rely on market forces first to drive prices for interstate access to levels that would be achieved through competition but that a prescriptive approach, specifying the nature and timing of changes to existing access rate levels, might be adopted in the absence of competition. The FCC has indicated that it will promulgate additional rules that may grant increased pricing flexibility to price cap local exchange carriers, such as the regional Bell operating companies, GTE and some independents, that are permitted flexibility to establish rates at or below a regional Bell operating company's rates upon demonstration of increased competition, or potential competition, in relevant markets.

     Universal Service Charges. In 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime to be funded by interstate carriers and certain other entities. The FCC established new universal service funds to support telecommunications and information services provided to qualifying schools, libraries and rural health care providers, and expanded the federal subsidies for local telephone services provided to low-income consumers. In accordance with the 1996 Telecommunications Act, the FCC adopted plans to implement the recommendations of a Federal-State Joint Board to preserve universal service, including a definition of services to be supported, and defining carriers eligible for contributing to and receiving from universal service subsidies. The FCC plans to revise its rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. The FCC issued a public notice in April 1998 seeking comment on proposals to revise the methodology for determining universal service support. In a recent report to Congress, the FCC clarified that transmission services supplied to Internet service providers are revenue subject to the contribution. The FCC plans to address in the future the contribution obligations, if any, of Internet service providers using their own facilities and Internet service providers providing phone-to-phone Internet Protocol telephony. We cannot predict the outcome of these proceedings or their effect on the companies. Several parties have appealed the FCC's order, and those appeals are pending before the Fifth Circuit Court of Appeals. We cannot predict the outcome of the further FCC proceedings or of the pending judicial appeals or petitions for FCC reconsideration.

     International Services. International common carriers, such as us, are required to obtain authority under Section 214 of the Communications Act and file a tariff containing the rates, terms and conditions applicable to their services prior to initiating their international telecommunications services. We have obtained a "global" Section 214 authority from the FCC to use, on a facilities and resale basis, various transmission media for the provision of international switched and private line services.

     We must conduct our international business in compliance with the FCC's international settlements policy. The international settlements policy establishes the permissible boundaries for U.S.-based carriers and their foreign correspondents to exchange traffic and settle the cost of terminating each other's traffic over their respective networks. The precise terms of settlement are established in a correspondent agreement, also referred to as an operating agreement. Among other terms, the operating agreement establishes the types of service covered by the agreement, the division of revenues between the carrier that bills for the call and the carrier that terminates the call at the other end, the frequency of settlements, the currency in which payments will be made, the formula for calculating traffic flows between countries, technical standards, procedures for the settlement of disputes, the effective date of the agreement and the term of the agreement. We may provide services over international private lines without complying with the international settlements policy, but only between the United States and countries specifically approved by the FCC for this activity.

     To promote competition in the international telecommunications market, in November 1996 the FCC issued a new international settlement order, which provided international carriers more flexibility in negotiating operating agreements. Under the FCC's new international settlement order, U.S.-based carriers can apply for waivers of the international settlements policy. Such waivers, if granted, would allow carriers to negotiate more flexible operating agreements that, for example, allow them to accept greater than a proportionate share of return traffic. When it implemented the World Trade Organization Agreement discussed below, the FCC adopted a rebuttable presumption that flexibility is permitted for World Trade Organization member countries. Although we are unable to predict exactly how it will affect our international business, the new international settlements policy may reduce international access costs and facilitate our international business.

     International telecommunications service providers are required to file copies of their contracts with other carriers, including operating agreements, with the FCC within 30 days of execution and to obtain approval of certain of these contracts. The FCC's rules also require us to file a variety of reports regarding our international traffic flows and use of international facilities. In addition, the FCC requires carriers to notify them 60 days prior to becoming affiliated with a foreign carrier or 30 days after acquiring a 25% or greater noncontrolling interest in a foreign carrier. The FCC can impose dominant carrier treatment on affiliates of World Trade Organization carriers with market power or restrict service of affiliates of non-World Trade Organization carriers.

     In February 1997, the United States entered into the World Trade Organization Agreement, which seeks to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and promote pro-competitive regulatory principles. In June 1997, the FCC proposed to implement new rules in order to comply with the World Trade Organization Agreement. These new rules were adopted by the FCC in November 1997 and became effective in February 1998.

     The new rules facilitate the entry of foreign carriers operating in countries that signed the World Trade Organization Agreement into the United States telecommunications market. The rules replace the effective competitive opportunities test for entry of World Trade Organization carriers with streamlined procedures that presume entry is pro-competitive. The rules similarly relax the equivalency test for World Trade Organization carriers that seek to provide switched services over private lines between the United States and certain World Trade Organization members countries. In addition, the rules revise competitive safeguards to eliminate or reduce various operating conditions and replace them with more targeted safeguards that enhance the FCC's ability to monitor and detect anti-competitive behavior in the United States market. The FCC has retained the right to issue fines, require additional conditions on a grant of authority and, if necessary, deny or rescind a grant of authority.

     The FCC also narrowed the "No Special Concessions" rule, which generally provides that United States carriers cannot accept benefits from foreign carriers to which other United States carriers are not entitled. This rule continues to apply to non-World Trade Organization carriers. The new rule applicable to World Trade Organization carriers simply prohibits United States carriers from entering into exclusive arrangements with World Trade Organization carriers that have sufficient market power to affect competition adversely in the United States market. To provide more certainty in the market, the FCC adopted a rebuttable presumption that World Trade Organization carriers with less than 50% market share in a foreign market lack such market power. As a result, United States carriers may enter into exclusive dealings with such World Trade Organization carriers involving a variety of matters, including operating agreements and interconnection arrangements.

     In addition, in 1997 the FCC revised the safeguards that apply to United States carriers classified as dominant due to an affiliation with a foreign carrier that has market power on the foreign end of an international route. The rules rely on reporting requirements, rather than restrictions on carriers' provision of service, to prevent affiliated carriers from restricting competition in the United States. In particular, the rules replace the 14-day advance notice tariff filing requirement with a one-day advance notice requirement and accord these tariff filings a presumption of lawfulness. The rules also remove the prior approval requirement of circuit additions or discontinuances on the dominant route. The rules require quarterly reports on traffic and revenue, provisioning and maintenance, and circuit status for the dominant carrier in order to monitor and detect anti-competitive behavior. The rules also require a limited form of structural separation between United States carriers and their foreign affiliates with market power. The FCC adopted a rebuttable presumption that a foreign carrier with less than 50% market share in the foreign market lacks market power, and, therefore, its United States affiliate should be presumptively treated as non-dominant.

     In August 1997, the FCC adopted mandatory settlement rate benchmarks for carriers receiving traffic from or sending traffic to the United States. These benchmarks are intended to reduce the rates that United States carriers pay foreign carriers to terminate traffic in their home countries. The FCC prohibits a United States carrier affiliated with a foreign carrier from providing facilities-based service to the foreign carrier's home market until and unless the foreign carrier has implemented a settlement rate within the benchmark. In connection with these rules, the FCC also adopted rules that liberalize the provision of switched services over private lines to World Trade Organization member countries by allowing such services on routes where 50% or more of United States billed traffic is being terminated in the foreign country at or below the applicable settlement rate benchmark, or where the foreign country's rules concerning the provision of international switched services over private lines are deemed equivalent to United States rules.

     We are unable to predict the full effect on the international telecommunications market resulting from the World Trade Organization Agreement or the rules enacted to implement its provisions or the establishment of mandatory settlement rate benchmarks. We expect these changes to increase competition in the telecommunications market. These changes may result in lower costs to us, but the revenues that we receive from inbound international traffic may decrease to a greater degree as a result of increased competition. World Trade Organization carriers with market power in their home markets may be able to more easily offer United States and foreign customers services to the disadvantage of United States carriers, which may continue to face substantial obstacles in obtaining from foreign governments and foreign carriers the authority and facilities to provide such services. In addition, many foreign carriers are currently challenging the enforceability against such carriers of the FCC's order adopting mandatory settlement rate benchmarks. A finding that this order was unenforceable against such carriers could accelerate the entry of foreign carriers into the United States market by making it easier for foreign carriers to route international traffic to the United States at low, cost-based termination rates, while United States carriers would continue to have to route international traffic into most foreign countries at much higher settlement rates. There can be no assurance that these events would not have a material adverse effect on our business, financial condition or results of operations.

     Foreign Ownership. Under the Communications Act of 1934, no common carrier radio license may be held by non-U.S. citizens, foreign governments or corporations organized under the laws of a foreign country, or their representatives. For companies from World Trade Organization countries, the FCC has established an open entry standard, meaning that the FCC presumptively will approve greater than 25% indirect ownership by a World Trade Organization carrier of a U.S. common carrier radio licensee subject to certain competitive safeguards. The FCC has reserved the right in certain cases to attach additional conditions to a grant of authority, and to deny the application in the exceptional case in which an application poses a very high risk to competition. For carriers from countries that are not signatories to the World Trade Organization Agreement, the FCC will continue to apply the effective competitive opportunities test in deciding whether to approve greater than 25% ownership of a radio licensee.

  State Regulation

     Most states require a certification or other authorization to offer local exchange and long distance intrastate services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. In addition to tariff requirements, most states require that common carriers charge just and reasonable rates and not discriminate among similarly situated customers. Some states also require the filing of periodic reports, the payment of various regulatory fees and surcharges and compliance with service standards and consumer protection rules. States also often require prior approvals or notifications for some transfers of assets, customers or ownership. States generally retain the right to sanction a carrier or to revoke certifications if a carrier violates relevant laws or regulations. If any state regulatory agency were to conclude that we are or were providing intrastate service without the appropriate authority, the agency could initiate enforcement actions, which could include the imposition of fines, the disgorging of revenues or the refusal to grant the regulatory authority necessary for the future provision of intrastate telecommunications services.

     In addition, carriers are subject to the outcome of proceedings held by state utility commissions to determine state regulatory policies with respect to incumbent local exchange carrier and competitive local exchange carrier competition, geographic build-out, mandatory de-tariffing and other matters. Some states have adopted specific universal service funding obligations. Proceedings to adopt state universal service funding obligations rules are also pending or contemplated in numerous other states. State commissions generally have authority to impose sanctions on carriers ranging from fines to license revocation to address non-compliance with the states' particular regulatory policies and requirements.

     State regulatory agencies also regulate access charges and other pricing for telecommunications services within each state. The regional Bell operating companies and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility. If regulations are changed to allow variable pricing of access charges based on volume, we could be placed at a competitive disadvantage over larger long distance carriers. We also could face increased price competition from the regional Bell operating companies and other local exchange carriers for local and long distance services, which competition may be increased by the removal of former restrictions on long distance service offerings by the regional Bell operating companies as a result of the 1996 Telecommunications Act. We cannot predict the impact of such rule changes on us.

GOVERNMENT REGULATION IN NON-U.S. COUNTRIES

     Our operations are subject to regulation in Austria, Belgium, Canada, Denmark, El Salvador, Finland, France, Germany, Guatemala, Italy, Mexico, The Netherlands, New Zealand, Norway, Spain, Sweden, Switzerland and the United Kingdom. The majority of our business outside the United States is conducted in Europe. Below is a discussion of the markets and regulatory environments in the European countries where we conduct business.

     Overview of Europe. The European telecommunications services market, including voice telephony, mobile, network and data services, generated approximately $154.8 billion in 1999, according to the European Information Technology Observatory. After full liberalization of the telecommunications services market in the European Union, competition has grown significantly in the EU-Member States. There are more than 240 operators actually providing long distance and international calls and more than 220 providing local calls, as well as more than 189 operators offering national and international network services and 375 offering local network services.

     In the European Union, each country has its own telecommunications regulation. The European Union has created a legal framework with Directives which every European Union Member State (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom) is obliged to implement. The goal of this legal framework is to create a harmonized, fully-liberalized European telecommunications market. The most important Directives in this sector include the Voice Telephony Directive, the Licensing Directive, the Interconnection Directive, the Leased Lines Directive, the Open Network Provision Directive, the Numbering Directive and the Data Protection Directive.

     The origins of the fully-liberalized telecommunications market, which had to be established by January 1998, are in the European Commission's 1990 Services Directive (Directive 90/388/EEC), requiring the progressive abolition of the monopoly or quasi-monopoly rights for the provision of telecommunications services, with a temporary exception for public voice telephony and the operation of the basic telecommunications network.

     In March 1996, the European Union adopted the Full Competition Directive containing provisions which required Member States to allow the creation of alternative telecommunications infrastructures by July 1, 1996 and the abolition of national carriers' monopolies in voice telephony by January 1, 1998. The European Commission allowed certain Member States to delay the abolition of the voice telephony monopoly based on exemptions established in the Full Competition Directive. At present, Greece is the only country which has not fully liberalized its telecommunications market.

     Austria. With a population of approximately 8.1 million, Austria has a telecommunications services market that generated approximately $3.4 billion in total revenue in 1999. The Austrian government had completed by 1997 a ten-year privatization program. Since the liberalization of the telecommunications market, competition in the sector is increasing successfully. The Federal Telecommunications Act of August 1, 1997 set up the telecommunications regulatory framework in Austria as well as the establishment of the Austrian regulatory authority, the Telekom-Kontrol.

     According to the Federal Telecommunications Act, licenses are required for
(i) the provision of mobile public voice telephony and other public mobile services through the provider's own network, (ii) the provision of public voice telephony through the provider's own fixed network and (iii) public offering of leased lines through the provider's own fixed network. For other telecommunications services a simple notification is required. Applicants must have the necessary technical capacity and must meet the requirements with respect to quality of service and mandatory contracting. We hold a license for the provision of public voice and data services and a license for the public offering of leased lines nationwide in Austria.

     According to the Federal Telecommunications Act, each operator of a public telecommunications network is obliged to make an interconnection offer upon another provider's request, and dominant providers have to allow open access to their networks. A total of 36 interconnection agreements were in place in Austria at the end of July 1999. At present, there is no interconnection at the local level. We have an Interconnect Switch Agreement in Austria with Telekom Austria AG.

     Belgium. Belgium has, together with Luxembourg, a population of approximately 10.6 million. The Belgium/Luxembourg telecommunications market generated in 1999 approximately $5.1 billion. Competition in the telecommunications market has increased over the past year, and there are now 25 licensed market players operating public networks and 23 licensed to offer public services. Even though Belgium fully liberalized its telecommunication services on January 1, 1998, important elements of legislation are still outstanding. The Act of March 21, 1991, modified by the Act of December 19, 1997, on the reform of certain public companies, and the Radio-Communications Act of July 30, 1979, set up the regulatory framework for telecommunications and the legal basis for the establishment of the governmental agency in charge of telecommunications affairs and frequency management, the BIPT.

     The establishment and running of public telecommunication networks is subject to an individual license, granted on proposal of the BIPT. A license is also required for the provision of voice telephony service. The applicants have to be natural or legal persons established in one of the Member States of the European Union or the European Free Trade Association. By September 1999 there were 23 voice telephony licensees and 25 public network operators present in the market. The Belgian regulatory system establishes the obligation for all operators of public telecommunications networks, or of telecommunications services provided to the public who control the access to the end-user, to negotiate interconnection on request of other operators of telecommunications services offered to the public. We are licensed in Belgium as a provider of non-reserved services, including voice services for closed user groups and value-added services.

     Denmark. With a population of approximately 5.3 million, Denmark has a telecommunications services market that generated approximately $3.2 billion in 1999. The Danish telecommunications market operates within a lightly regulated environment and it is subject to increasing competition. The international telecommunications market was historically dominated by the national incumbent Tele Danmark, whose market share decreased from 82% in 1997 to 64.1% at the end of 1998. The Danish mobile penetration rate is 46%, one of the highest in the European Union. The National Telecom Agency is the national regulatory authority in charge of supervising and enforcing compliance with the telecommunications legislation in Denmark.

     Denmark has a very light licensing regime. All telecommunications services including voice telephony, as well as the related infrastructure, were liberalized as of July 1, 1996, and all telecommunications networks and services may be provided under the conditions set up under a general class license. According to this license, anyone is allowed to provide networks and services on the conditions defined by an executive order. Since the legislative changes in July 1998, the interconnection obligation in Denmark covers switched interconnections, lease of infrastructure, including leased lines and unbundled access to the local loop and other infrastructure elements, and access by telecommunications service providers. We have an Interconnection Agreement with TeleDanmark A/S that allows us to use TeleDanmark's fixed and mobile network.

     Finland. With a population of approximately 5.1 million, Finland's telecommunications services market has generated approximately $2.4 billion in 1999. The Finnish telecommunications market is characterized by its high mobile penetration rate, which at over 60% is the highest in the European Union. Due to the historical structure of the market, the sector operates within a comparatively deregulated legal framework. The Telecommunications Market Act of June 1, 1997 set up the legal framework for telecommunications and the legal basis for the Communications and Telecommunications Administration Centre.

     According to the Finnish licensing regime, licences are only required for the construction of public mobile telephony networks. For other telecommunications services a notification must be made to the Ministry of Transport and Communications. The Telecommunications Market Act requires that public telecommunications network operators complying with essential requirements shall be interconnected. We have been granted operator prefixes for domestic long distance traffic and international traffic by Finland's Telecommunications Administration Centre.

     France. With a population of approximately 58.5 million, France's telecommunications services market generated approximately $25.4 billion in 1999. The French telecommunications services and infrastructure market has expanded steadily and progressively since its liberalization on January 1, 1998. Seventy-four licenses have been issued for the establishment of public networks and/or provision of voice telephony, including eight licenses for satellites. France is the second largest market for ISDN, after Germany. The Telecommunications Act of July 26, 1996 set up the regulatory framework for telecommunications and the legal basis for the establishment of two agencies, ART and ANFR, in charge of the regulatory affairs and frequency management, respectively.

     The French licensing regime, in accordance with the European Union Licensing Directive, requires an individual licence for public network provision and/or voice telephony, for mobile telephony and for independent networks that require frequencies. All other services can be provided under a general authorization. We hold a license for the construction of network infrastructure and the provision of public and private voice telephony services by facilities or resale and a license for the provision of nationwide voice telephony services to the public in France

     Public network operators must satisfy requests for interconnection from operators licensed, in an objective, transparent and non-discriminatory manner. Interconnection may not be refused if the request is reasonable. We have an Interconnection Agreement with France Telecom SA.

     Germany. With a population of approximately 82.2 million, the German telecommunications services market generated approximately $36.6 billion in 1999. The opening of the German telecommunications market to full competition was completed in January 1998. The new entrants have created a strong competitive pressure which has brought down prices in almost all market segments. Even though Deutsche Telekom is still the dominant public phone company in Germany, it is steadily losing market share. Germany is the largest telecommunications market in Europe. The Telecommunications Act of July 25, 1996 set up the regulatory framework for telecommunications and the legal basis for the establishment of the Regulatory Authority for Telecommunications and Posts, or RegTP, in charge of the telecommunications regulatory affairs and frequency management.

     The German licensing regime has established four different classes of licenses for the operation of transmission lines: (i) for the provision of mobile radio services to the public, (ii) for the operation of transmission lines for the provision of satellite services to the public, (iii) for the operation of transmission lines for the provision of telecommunications services to the public and (iv) for the provision of voice telephony on the basis of self-operated telecommunications networks. Telecommunications services not requiring a license can be provided freely, subject to a written notification to the RegTP. We have a nationwide license for the provision of voice telephony in Germany.

     In accordance with the Telecommunications Act, telecommunications carriers providing telecommunications services for the public and having a dominant position are required to allow other users to access their telecommunications networks. We have an Interconnection Agreement with Deutsche Telecom AG.

     Italy. Italy has a population of approximately 57.4 million. In 1999, the telecommunications services market in Italy generated approximately $24.3 billion. Since the liberalization of the market in January 1998, about 60 licenses have been granted. The mobile market has reported exceptionally high growth and is the largest in Europe in subscribers and value. The Act of September 17, 1997 established the legal framework for telecommunications. The Communications Commission is the body responsible of the supervision and administration of telecommunication activities.

     Individual licences are required for the provision of voice telephony service, for the installation and provision of public telecommunications networks, for the provision of personal and mobile communication services, and for the assignment of radio frequencies. A general authorization must be issued for the provision of all public telecommunications services, other than voice telephony, and the establishment and the provision of public telecommunications networks. The Italian interconnection regime is not restrictive, and interconnecting operators are free to set interconnection points independently from the network architecture of the incumbent. No minimum requirements are requested in relation to the number of interconnection points, nor on the basis of the license coverage. We have licenses for the installation and provision of telecommunications networks and the provision of voice telephony services in Italy.

     The Netherlands. With a population of approximately 15.7 million, the Dutch telecommunications services market generated approximately $8.4 billion in 1999. The Dutch telecommunications infrastructure, public switched voice telephony and telex markets were liberalized in July 1997. About 82 operators and service providers are registered in The Netherlands and authorized to offer public fixed networks and/or public telecommunications services. Competition is highly developed, particularly in the mobile market. The Telecommunications Act of December 15, 1998 set up the regulatory framework for telecommunications. The Onafhankelijke Post en Telecom Autoriteit, or OPTA, is the independent agency in charge of the telecommunications regulatory affairs.

     The Telecommunications Act provides that a license is only needed when scarce resources are involved. Registration is sufficient for the provision of telecommunications services. The Dutch regime establishes that any provider of public telecommunication networks and/or services that control access to end-users has a legal right to interconnect and must register with the OPTA. The interconnection rates in The Netherlands have decreased significantly. We have an Interconnection Agreement in The Netherlands with KPN Telecom BV.

     Portugal. With a population of approximately 9.9 million, the Portuguese telecommunications services market generated approximately $2.9 billion in 1999. The telecommunications market was fully liberalized in January 2000. The national regulatory authority had granted seven voice licenses for telephony service as of October 1999. The Telecommunications Act established the legal framework for telecommunications and the legal basis for the Portuguese Communications Institute to be considered as the regulatory authority of the sector. As of January 1, 2000 the telecommunications market has been fully liberalized.

     The Portuguese licensing regime requires individual licenses for the provision of fixed telephone services, the establishment of public telecommunication networks, the granting of frequencies and the imposition of duties relating to the provision of universal service. The provision of other telecommunications services is subject to registration. The Portuguese regime provides operators the ability to obtain interconnection through the basic network and through networks of those other operators holding significant market power.

     Spain. With a population of approximately 39.3 million, the Spanish telecommunications services market generated approximately $11.0 billion in 1999. Since the liberalization of the telecommunications market in December 1998, the Spanish market has expanded rapidly. About 60 licenses have been granted by the national regulatory authority for voice telephony service and for telecommunications infrastructure. The mobile market is set to continue to grow steadily, reaching more than 15 million subscribers in 2002. The Telecommunications Act of 1998 established the legal framework for telecommunications in Spain. The tasks of the regulatory authority are divided between the Ministry and the Comision del Mercado de las Telecomunicaciones, which implements the legislation, supervises operators and competition issues and deals with disputes.

     The Spanish licensing regime establishes three different types of licenses:
(i) for the provision of voice telephony not including the establishment of infrastructure, (ii) for the provision of voice telephony including establishment of the necessary infrastructure and (iii) for the provision of services other than voice telephony. All operators of telecommunications networks available to the public are subject to interconnection obligations. In addition, all service providers have the right to interconnect. We have a general authorization for originating and terminating voice and data traffic and a license for providing voice telephony in Spain.

     Sweden. With a population of approximately 8.9 million, the Swedish telecommunications services market generated approximately $4.9 billion in 1999. The Swedish market has developed rapidly, and the number of operators present on the market has also increased. There are 51 notified operators and eight licenses for public networks, 50 notified operators and 13 licenses for voice telephony and four mobile operators in the market. The Telecommunications Act of June 17, 1993 and the Radio-Communications Act of June 10, 1993 set up the regulatory framework for telecommunications and the legal basis for the establishment of the National Post and Telecom Agency, or NPTA, in charge of the telecommunications regulatory affairs and frequency management.

     According to the Swedish licensing regime, licenses are required for the provision of telephony services to a fixed termination point, mobile telecommunications services, network capacity and other telecommunications services requiring allocation of capacity of the numbering plan. We have a license for the provision of public telephone services in Sweden. According to the Telecommunications Act, providers of telecommunications services who are obliged to notify the NPTA have the same rights of interconnection as license holders. We have an Interconnection Agreement in Sweden with Telia AB.

     United Kingdom. With a population of approximately 58.9 million, the United Kingdom has a telecommunications services market that generated approximately $28.0 billion in 1999. The market is intensely competitive. British Telecom has decreased its market share in all telephony markets except for the mobile market. A large number of operators are present in the United Kingdom, with three major cable television network operators also offering local telephony. The Telecommunications Act of 1984 set up the regulatory framework for telecommunications and the legal basis for the establishment of OFTEL, the office in charge of the detailed regulation of the telecommunications sector.

     The Telecommunications Act provides for two main categories of licenses to be granted: (i) class global licenses or general authorizations and (ii) individual licenses. The main class licenses are the Telecommunications Services Class License, the Private Mobile Radio Class License, the Satellite Services Class License and the Cordless Class License. The UK regime establishes that all categories of operators fulfilling some criteria have the right as well as the obligation to interconnect with each other. We hold an International Simple Voice Resale License and a Public Telecommunications Operator license in the United Kingdom.

DISCONTINUED OPERATIONS

     In December 1999, we adopted a plan to divest, spin-off or otherwise monetize our remaining equipment businesses, consisting of the following:

     - Telco Systems Division (acquired November 1998), a provider of next generation transport and access solutions for service providers throughout the world. Telco Systems products include intelligent integrated access devices and multiplexers.

     - NACT Switching Division (acquired February 1998), a provider of advanced switching platforms with integrated proprietary applications software as well as billing and telemanagement systems.

     - Wireless Local Loop Division, a research and development group designing a next generation, fixed wireless local loop system.

     - Cellular Infrastructure Supply Division (acquired March 1997), a value-added supplier of new and re-furbished cellular base stations and related equipment.

     - Galaxy Engineering Division (acquired August 1997), a provider of system design, optimization and other value-added radio engineering and consulting services.

     We sold Galaxy in December 1999 for approximately $15.0 million in cash. We have engaged two investment banking firms to sell the remaining businesses. In February 2000, we signed a definitive agreement to sell Telco Systems for $326.0 million, and we expect to sell all of these businesses during 2000. We expect to close the Telco Systems sale in April 2000.

     Telco Systems. Telco Systems, headquartered in Norwood, Massachusetts, is a leading developer of next generation transport and access solutions for service providers throughout the world. Telco Systems' mission is to develop superior transport and access solutions that transition existing service provider networks from legacy circuit-switched and TDM-based equipment to emerging cell and packet technologies. Telco Systems has recently introduced the EdgeLink(TM) product line, which allows service providers to deploy scaleable, cost-effective solutions that efficiently link customers to the edges of service providers' networks as well as circuit-switched and TDM infrastructure to packet-based Internet Protocol, frame relay and asynchronous transfer mode technology. The EdgeLink products are located at the customer's premises, co-located at the central office, located between two telephone company switching offices (inter-office locations) and located at the service providers' core networks.

     Telco Systems, with its existing EdgeLink product line and strong pipeline of new products, believes that it is well-positioned to capitalize on the unbundling of the local loop and the requirement for domestic and international service providers to rapidly modernize their networks to provide higher bandwidth at the edge of the network. Telco Systems' primary markets are: (i) the multi-service access market, including T1/E1 voice and date integrators, which is expected to increase from $17.8 million in 1998 to $363.8 million in 2001; (ii) the multi-service broadband transport and access concentration markets for DS3, asynchronous transfer mode, digital subscriber line and frame relay access technologies, which are expected to increase at growth rates ranging from 15% to 79% from 1998 to 2001; and (iii) the integrated access market, including the low-speed segment (under 2Mb) that is expected to grow by 15% per year from 1998 to 2001. In total, Telco Systems' target markets are expected to generate revenues in excess of $6.2 billion in 2000.

     Telco Systems' core products by target market include:

     Multi-Service Access Market

     - EdgeLink300. The EdgeLink300, introduced in November 1998, is the smallest, highest-density multi-service access solution available on the market today. It offers competitive local exchange carriers, Internet service providers, incumbent local exchange carriers, inter-exchange carriers and wireless providers a unique cost-effective integration of voice, data and Internet/intranet access on a single, high-speed link. The EdgeLink300 is an ideal single box solution for small- to medium-size businesses.

     - EdgeLink-T1/E1-E/O. The EdgeLink-T1/E1-E/O Fiber Transport Terminal, introduced in September 1999, is a complete fiber transport and multi-service access device that provides an ideal solution for extending EdgeLink300 integrated voice and data services over fiber. The unit provides a transparent fiber optic link extension for T1 or E1 signals and enables multiple applications, including extending T1/E1 for video conferencing, private branch exchange extension or integrated services for networks installed with fiber.

     - EdgeLink500 Frame Relay Access Devices. The EdgeLink500, introduced in December 1998 after Telco Systems' acquisition of Jupiter Technologies, represents a family of low-cost, feature-rich, multi-service frame relay access devices that enable service providers to provide branch office users with access to Internet Protocol, Internet packet exchange, polled async, bisync and business-critical systems network architecture/advanced peer-to-peer networking applications across public and private frame relay networks. They combine the benefits of traditional routers with frame relay access devices and safeguard the end-to-end delivery of mission-critical data.

     Multi-Service Broadband Transport and Access Concentration Market

     - EdgeLink100. The EdgeLink100, introduced with carrier-class capabilities in early 1999, is a compact and economical multi-service DS3 multiplexer with a revolutionary plug and play design that makes installation, provisioning and maintenance hassle-free. the EdgeLink100 is ideal for high bandwidth applications with budget and space constraints such as co-location solutions for competitive local exchange carrier deployment, inter-office transport solutions for incumbent local exchange carriers and T1 delivery at the customer premises edge.

     - EdgeLink-T3-E/O. The EdgeLink-T3-E/O Fiber Transport Terminal, introduced in September 1999, is a cost-effective compact solution that enables service providers to extend T3 signals from the EdgeLink100 over single-mode or multi-mode fiber optic cable. The device is ideal for lighting dark fiber and delivering high-speed applications such as extending T3 point of presence from service providers' demarcation point or linking T3 multiplexers, such as EdgeLink100, over fiber optic cable in a campus network. Telco Systems believes that this technology may be extended for use in metro wave division multiplexing.

     Integrated Access Market

     - Access60/45. The Access60(R) and Access45(TM), both introduced in 1997, are highly reliable, high-capacity T1/E1 multiplexers that provide digital access to public, private and hybrid networks. The Access60 and Access45 are ideal for integrating multiple business applications and cost-effectively connecting them with dedicated switched and packet network services.

     Since its founding in 1972, Telco Systems has sold over $1.3 billion of carrier-class equipment to service providers. Telco Systems designs and manufactures its products to be durable and defect-free and always strives to deliver products to customers on time. In recognition of Telco Systems' excellence in product design, development, manufacturing, testing and service, the International Standards Organization awarded Telco Systems an ISO 9001 certification, which is the most stringent of the five ISO standards and vital to competing in the global marketplace. Many of Telco Systems' products also comply with the network equipment building standards as well as the important standards including those developed by Bellcore, Underwriter's Laboratories, the Federal Communications Commission and the British Approvals Board for Telecommunications. Telco Systems believes its reputation and track record for providing quality products is a major competitive advantage.

     Telco Systems' research and development team is focused on the multi-service access and multi-service broadband transport and access concentration markets. Telco Systems' research and development team, which consists of approximately 70 engineering, product management and planning professionals and ten to 12 contractors, has developed a detailed product road map for the entire EdgeLink product line. The road map calls for the introduction of multiple new products and product enhancements in 2000, as well as the rapid incorporation of SONET, digital subscriber line, packet/cell asynchronous transfer mode and legacy async voice and data technology. Top-priority projects include the EdgeLink-STS, two new releases of the EdgeLink300-MSIA, and the EdgeLink 700-MSAC. In addition, Telco Systems is working closely with leading original equipment manufacturers to develop new network convergence solutions.

     Telco Systems has long-standing relationships with a diverse group of service providers including competitive local exchange carriers, regional Bell operating companies, local exchange carriers, inter-exchange carriers, PTTs, Internet service providers, wireless providers and electrical utilities. Major service provider customers include Bell Atlantic, AT&T, Sprint, MCI WorldCom, British Telecom, Ameritech, BellSouth, Nextlink and Concert. Telco Systems also has a growing number of strategic partnerships with leading equipment manufacturers such as PairGain, Nortel, Lucent / Ascend and Cisco. Telco Systems services its clients through its own direct sales force and more than 50 leading third-party telecommunications equipment distributors such as Walker & Associates, Sprint North Supply, Alltel Supply and GTE Supply. Approximately 65% of Telco Systems' sales are through its direct sales force, and the remaining 35% of sales are through its distributors.

     Telco Systems has an experienced sales force that targets predefined customers in select markets and conducts nearly all of Telco Systems' product selling efforts. The sales force focuses primarily on selling product selection rather than order fulfillment. The sales force and internal product development personnel also work closely with customers to identify new product and product enhancement opportunities and to ensure correct product positioning.

     In addition, Telco Systems uses leading telecommunications equipment distributors to provide order fulfillment and other value-added logistics support services. Telco Systems believes that using distributors for order fulfillment and logistics support, particularly in certain remote geographic areas and with smaller and niche customers, improves product delivery timeliness, reduces inventory carrying costs and enables the in-house sales force to focus on contacting potential Telco Systems customers. Telco Systems has been conducting business with most of its large distributors for more than ten years, and its sales force has well-established personal relationships with individuals at all of the distributors. Telco Systems believes that it accounts for a meaningful portion of the business of each of its main distributors and that, accordingly, the distributors refer business when possible to Telco Systems as a preferred manufacturer. Telco Systems considers its relationships with its distributors as a competitive advantage in the markets it serves.

     Telco Systems uses major contract manufacturers to supply final products, including U.S. Assemblies, Inc. and SCI Technologies, Inc. Its contract manufacturing process primarily involves the assembly of electronic components onto custom-designed printed circuit boards, incorporating these boards into larger system packages, and testing the finished products to assure their proper functioning in accordance with product specifications. Most components used in the process are standard electrical, electronic and mechanical parts available from many suppliers. Telco Systems presently maintains a favorable relationship with its contract manufacturers and its other suppliers and does not presently anticipate any difficulties that would prevent timely procurement of scheduled products.

     Telco Systems' competitors in the broadband transmission market are predominantly large, full-line, integrated manufacturers of telecommunications equipment, such as Lucent Technologies, Fujitsu, Northern Telecom Limited, Alcatel, NEC and ADC Telecommunications. Many of these competitors have introduced newer SONET transmission products which the telephone operating companies are deploying in public networks. The availability of such SONET products by competitors provides a distinct product advantage for them in certain customer applications. However, the higher cost of the SONET products, typically 20-50% more expensive than the asynchronous transmission products, is providing a continued strong demand for Telco Systems' asynchronous transmission products in certain customer applications. Telco Systems' principal competitors with respect to the network access product market include Premisys Communications, Verilink Corp., Newbridge Networks, Tellabs and Carrier Access Corp. Telco Systems believes that it has substantially strengthened its competitive position in this market with the availability of new features for the Access60 product, introduction of the new EdgeLink 100 and Access45 products and new products from the Jupiter and Synaptyx acquisitions, as well as with a stronger network of distributors. Telco Systems also believes that the redundancy, high-density application and the fail-safe nature of the Access60 architecture makes the product more suitable for the service providers market.

     NACT Switching. NACT, headquartered in Provo, Utah, is a rapidly growing provider of advanced telecommunications switching platforms with integrated proprietary applications software and billing and telemanagement capabilities. NACT believes that it is the only provider of a switching solution that integrates all the required hardware and software elements into one comprehensive package, which includes a broad range of applications, competitive pricing, interoperability and scaleable port capacity. NACT's ability to offer its customers an integrated solution provides NACT with certain competitive advantages within its marketplace because its integrated solutions result in lower costs, faster installation, greater reliability and superior functionality relative to multi-vendor alternatives.

     NACT's customers include national and international inter-exchange carriers, competitive local exchange carriers, prepaid calling card and prepaid wireless operators, international call back/reorigination providers, payphone network operators, operators of large institutional networks and other specialty telecommunications service providers. NACT is one of the leading providers of switching solutions to independent calling card providers.

     NACT's existing products and services include:

          STX(TM). The STX (Specialty Telecommunications Exchange) is a Class 4 integrated digital tandem switching system that provides a complete package for switching and specialty application needs, including 1+ long distance, prepaid calling card, prepaid equal-access, automated operator and international call back. It also includes features such as multiple currency support for prepaid cards, voice prompts in 24 languages, fraud control and least-cost routing. The most recent enhancement of the STX increases the call capacity to 1,920 ports (80 T1s), or 2,048 time slots per switching bay, and can be combined with up to three additional STXs to provide a total capacity of 7,680 ports, or 8,192 time slots per system. The STX includes proprietary software that enables a broad range of specialty applications to run simultaneously. The STX also offers Redundant Array of Independent Disks (RAID) level 5 redundancy. The STX is targeted at a wide range of customers that desire a turnkey solution with superior functionality at an attractive price.

          Micro STX. The Micro STX is a smaller and more affordable tandem switch that is typically used by start-up prepaid calling card operators and other specialty service companies. The Micro STX is scaleable from 24 to 384 ports and supports all STX features and optional software packages.

          Master Control Unit. The Master Control Unit allows interconnectivity of up to four STX platforms to provide a total capacity of 8,192 time slots (7,680 ports) per system with a single common database for activities including fraud control, prepaid calling card management, central billing system connectivity and system maintenance.

          The NTS 2000 Billing(TM) System. The NTS 2000 is a call rating, accounting, switch management, invoicing and traffic engineering system designed to process the day-to-day operations of small-to medium-sized service providers. The NTS 2000 offers, among other features, real-time data processing, an intuitive graphical user interface, custom reports, custom invoicing and open system connectivity that allows integration with other information systems. The NTS 2000 is capable of handling 40 million call detail recordings per month, 25 million prepaid debit cards and more than 60 million debit transactions. The NTS 2000 may also be used as a billing system in conjunction with third-party switches.

          Facilities Management Services. NACT operates and maintains switches and billing systems for its customers. These services allow customers to focus on marketing to their end users and substantially reduces the customers' investment in the physical space and the technical staff required to maintain and operate the switches. All of the switches that NACT manages are located in secure rooms within NACT's owned or leased premises.

     NACT sells its products through a direct sales force located in Provo, Utah as well as through satellite offices located in New York and Florida. To service its international customers, NACT maintains an international sales and technical support office in London and also utilizes international distributors and agents.

     NACT has traditionally focused its sales and marketing efforts on small, entrepreneurial telecommunications service providers. With the introduction of the STX and its products and services, NACT now targets larger service providers. NACT's strategy is to further penetrate certain segments of the telecommunications industry that offer significant growth opportunities, including international markets and Internet service providers.

     NACT's target customers primarily consist of growth-oriented, small and medium-sized telecommunications providers. This market has experienced significant growth in recent years and is expected to continue to expand as new telecommunications providers emerge as a result of the worldwide deregulation of the telecommunications industry. More that 70% of the world's population does not currently have telephone services. Therefore, NACT believes that emerging telecommunication companies, such as its customers, are well-positioned to take advantage of this opportunity. Many of NACT's customers already have an established customer base in many countries through the use of international re-origination. Therefore, NACT's customers are positioned to build their own international networks to provide direct dial tone to their existing customers.

     NACT currently services more than 180 customers, which increased almost 10% from 165 customers at the end of 1998. NACT believes that its integrated products and services are an attractive solution for emerging, growth-oriented providers that demand a low-cost, quick and easy entry into the telecommunications market, flexibility to add new services and additional capacity and reliability. NACT's current customer base includes customers in the United States, Puerto Rico, Mexico, France, Japan, Argentina, Italy, England and the Dominican Republic.

     NACT's research and development team works very closely with its sales and marketing teams to solicit customer feedback and ideas for the development of both new products and the addition of new features and capabilities to its existing suite of products. Since January 1999, NACT has successfully launched several new products and product enhancements, including the STX ethernet board, the NTS 2000 billing system, the Turbo STX/MCU board, the MicroSTX and the 4x4 Dual RAID. Strong market acceptance by customers has propelled unit shipments of these products.

     NACT is scheduled to introduce a number of product enhancements to its current products, including E1 compatibility and the integration of primary rate Integrated Services Digital Network, Signaling System 7 and C7 protocols within the STX. NACT is also in the process of developing its suite of products that will support new technologies, including packet-switching, asynchronous transfer mode, voice over Internet Protocol and digital subscriber line access. NACT believes that these product enhancements and next generation products, scheduled to be launched during 2000 and 2001, are well-positioned to exploit the increasing demand of telecommunications providers for advanced voice and data capabilities.

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

     As NACT's business develops and it seeks to market its switches to a broader customer base, NACTs competitors may include larger switch and telecommunications equipment manufacturers such as Lucent Technologies Inc., Harris Corporation, Siemens AG, Alcatel Alsthom Compagnie, Generale D'Electricite, Telefonaktiebolaget, L.M. Ericsson and Northern Telecom Ltd. Many of NACT's current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than NACT.

     Wireless Local Loop. Our Wireless Local Loop Division, or WLLD, has developed a next generation, CDMA-based, fixed wireless local loop system known as Velocity-2000(TM). The system provides toll-quality voice service and provides network operators an innovative way of providing bandwidth-on-demand data services through a patent-pending virtual LAN technology. Through this unique virtual LAN technology, data calls are routed outside of Class 5 switch facilities, thus minimizing the need for additional capital expense to service the growing demand for Internet services.

     Velocity-2000 is intended to provide competitive and rapid telephony service deployment for international telecommunications markets that have limited or no telephony deployment. It is also designed to target the emerging competitive local exchange markets in the United States that will be served by competitive local exchange carriers and other alternative access providers. Industry projections suggest that fixed wireless local loop technology will be one of the largest growth sectors in the telecommunications industry over the next five to seven years. WLLD believes that the Velocity-2000 is well-positioned to capitalize on this market opportunity.

     We started the development of a fixed wireless local loop product in late 1997 to capitalize on the emerging wireless local loop market. To date, we have invested in excess of $13.0 million in the development stages of the Velocity-2000 system. The Velocity-2000 product is currently in alpha testing at the WLLD's Plano, Texas engineering facility. A field trial began at a local competitive local exchange carrier in the fourth quarter of 1999.

     The superior services offered by the Velocity-2000 Product combined with the flexibility of the Velocity-2000 Platform, which supports a smooth network evolution from wireless to wireline networks, position the Velocity-2000 system as an attractive alternative solution for emerging telecom providers to quickly enter the telephone access market with high-quality services, low front-end investment and reduced business risk.

     The Velocity-2000 product is targeted to provide competitive and rapid telephony service deployment for domestic and international competitive local exchange carriers, Internet service providers, incumbent local exchange carriers, cable television operators and long distance carriers providing services in the emerging international and telecommunications markets as well as domestic providers that are looking to bypass local loop access fees.

     There has been a recent proliferation of international and domestic competitive local exchange carriers operating in international regions. The Velocity-2000 is specifically targeted to address this rapidly growing customer base; thus, it offers significant growth opportunities for WLLD. Many of these customers require a cost-effective method to quickly enter the telephony services market because they typically do not have facilities in place to service end users. Utilizing wireless technology is a cost-effective alternative to leasing lines from the incumbent local exchange carriers.

     Cellular Infrastructure Supply. Cellular Infrastructure Supply offers its customers cellular base stations and related mobile network equipment. Although substantially all of the equipment sold by Cellular Infrastructure Supply is manufactured by other telecommunications equipment companies, Cellular Infrastructure Supply provides a full range of highly technical, value-added services such as deinstallation, system design, equipment tuning and installation.

     Equipment Markets. The markets for our equipment products are generally characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions that can render existing products and services obsolete or unmarketable. The future success of our equipment businesses will depend to a substantial degree upon their ability to develop and introduce in a timely fashion enhancements to their existing products and services and new products and services that meet changing customer requirements and emerging industry standards. Our failure to introduce new products and services and respond to industry changes on a timely and cost effective basis could have a material adverse affect on our business, financial condition and results of operations.

     The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation and capital, as well as the accurate anticipation of technological and market trends. Furthermore, the introduction and marketing of new or enhanced products and services require us to manage the transition from existing products and services in order to minimize disruption in customer purchasing patterns. There can be no assurance that we will be successful in developing and marketing, on a timely and cost-effective basis, new products and services or product enhancements, that our new products and services will adequately address the changing needs of the marketplace, or that we will successfully manage the transition to new or enhanced products and services. There also can be no assurance that we will be able to identify, develop, manufacture or support new products and services successfully, that such new products and services will gain market acceptance or that we will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. In addition, we have on occasion experienced delays in the introduction of product enhancements and new products and services. There can be no assurance that in the future we will be able to introduce product enhancements or new products and services on a timely and cost effective basis. The rapid development of new technologies also increases the risk that current or new competitors could develop products and services that would reduce the competitiveness of our products and services. There can be no assurance that products, services or technologies developed by others will not render our products, services or technologies noncompetitive or obsolete.

     Products as complex as ours may contain undetected errors or failures when first introduced or as new versions are released, and errors have occurred in these products in the past. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in the loss of or delay in market acceptance of our products, diversion of development resources, damage to our reputation or increased service or warranty costs, any of which could have a material adverse effect upon our business, financial condition or results of operations.

     Furthermore, from time to time, we may announce new products, services, capabilities or technologies that have the potential to replace or shorten the life cycle of their existing product and service offerings. There can be no assurance that announcements of product enhancements or new product or service offerings will not cause customers to defer purchasing our existing products and services or cause resellers to return products to us. Failure to introduce new products and services or product or service enhancements effectively and on a timely basis, customer delays in purchasing products and services in anticipation of new product or service introductions and any inability on our part to respond effectively to technological changes, emerging industry standards or product and service announcements by competitors could have a material adverse effect on our business, financial condition or results of operations.

     Patents and Trademarks. We own, license or have applied for various patents with respect to our technology and products. While these patents are of value, we do not believe that we are dependent to any material extent upon patent protection. We further believe that timely implementation of technological advances, responsiveness to market requirements, depth of technical expertise and a high level of customer service and support are more important to our success than patent rights.

     We have various trademarks, trade names and service marks used in connection with our business and for private label marketing of our products, including: Access45(TM), Access60(R), EdgeLink 100(TM), EdgeLink 300(TM), EdgeLink 500(TM) and WLL-2000(TM). Although we consider these trademarks, trade names and service marks to be readily identifiable with, and valuable to, our business, we do not believe the loss of any of the foregoing rights for intellectual property would have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

     As of March 24, 2000, we had 748 full-time employees, including 330 in continuing operations and 418 in discontinued operations. The continuing operations consist of 204 employees based in the United States and 126 employees based in Europe. From time to time, we also use part-time employees and contractors in our operations, primarily to accommodate temporary changes in operating levels and facilitate certain projects. None of our employees is represented by any collective bargaining agreements, and we have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 2.  PROPERTIES

     Our executive offices are located in Atlanta, Georgia, where we occupy approximately 12,300 square feet under a lease expiring in October 2003. We lease all our other facilities under operating leases which expire at various dates. The following provides a summary of the significant facilities we currently utilize to conduct our operations. We believe these facilities are adequate for our current operations and that suitable additional space will be available at commercially reasonable rates in all the locations in which we operate or plan to operate should the need arise.

                                                SQUARE FOOTAGE                LEASE EXPIRES
                                                --------------                -------------
CONTINUING OPERATIONS
Washington, D.C. .............................      49,600       March 2008
New York, New York............................      10,700       January 2009
Dallas, Texas.................................       8,300       October 2004
Chicago, Illinois.............................       7,100       March 2001
Los Angeles, California.......................       5,400       November 2002
Miami, Florida................................       4,400       November 2007
Other switch sites and offices................       7,800       Various
                                                   -------
          Total United States.................      93,300
                                                   =======

Sweden........................................      57,000       November 2003; September 2005
Germany.......................................      39,700       January 2002
United Kingdom................................      26,500       December 2001; January 2003
Austria.......................................      18,600       January 2008; July 2008
Spain.........................................      18,400       August 2003
Switzerland...................................      16,700       October 2003; June 2008
Belgium.......................................      15,100       March 2005
France........................................      10,900       April 2000; July 2007
Italy.........................................      10,500       June 2004
Norway........................................       9,200       February 2001
Finland.......................................       8,200       October 2001
Other switch sites and offices................       6,200       Various
                                                   -------
          Total Europe........................     237,000
                                                   -------
          Total Continuing Operations.........     330,300
                                                   =======

     We lease several switch sites, service centers and administrative offices in each of the European countries listed above, primarily for our FaciliCom and NETnet operations. The lease expiration dates indicated relate to the most significant leases in each of the countries.


DISCONTINUED OPERATIONS
Norwood, Massachusetts (Telco Systems)........      80,000       January 2004
Provo, Utah (NACT)............................      39,600       December 2009
Savannah, Georgia (C.I.S.)....................      33,500       October 2001
Alpharetta, Georgia...........................      17,800       March 2002
Plano, Texas..................................       6,000       February 2001
Other offices.................................      17,200       Various
                                                   -------
                                                   194,100
                                                   =======

     Telco Systems leases a 216,000 square foot manufacturing, research and administration facility in Norwood, Massachusetts, that is owned by a limited partnership in which Telco Systems has a 50% partnership interest. Approximately 80,000 square feet of this facility is currently utilized by Telco Systems. Excess costs associated with the idle portion of the facility through January 2004, the lease termination date, have been reserved for in Telco Systems' balance sheet.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of our business. Other than as discussed below, neither we nor any of our subsidiaries is party to any legal proceeding, the outcome of which we expect to have a material adverse effect on our financial condition or results of operations.

     Plaintiffs have filed 23 class action shareholder suits against us and some of our current and former officers alleging violations of the federal securities laws. These suits arise from alleged misstatements of material information in and alleged omissions of material information from some of our securities filings and other public disclosures, principally related to product development, inventory and sales activities during the fourth quarter of 1998. Plaintiffs have requested damages in an unspecified amount in their complaints. These class action suits were consolidated into a single action for all pretrial proceedings in the United District Court for the Northern District of Georgia under the caption In re: World Access, Inc. Securities Litigation (File No. 1:99-CV-43-ODE). The plaintiffs filed an amended consolidated complaint for this action on or about May 28, 1999. We filed a motion to dismiss the amended consolidated complaint on June 28, 1999. The court denied this motion to dismiss in an order dated March 28, 2000. Although we deny that we have violated any of the requirements or obligations of the federal securities laws, we cannot assure you that we will not sustain material liability as a result of or related to these suits.

     On February 14, 2000 and March 1, 2000 identical class action complaints were filed against Star Telecommunications and certain of its directors and executive officers. The complaints allege, in conclusory terms, causes of action for breach of fiduciary duty arising from approval of our proposed merger with Star on the ground that the consideration to be received is unfair, unconscionable and grossly inadequate. The complaints seek both injunctive relief and damages. Although Star believes that the complaints have no merit and the defendants are prepared to defend them vigorously, we cannot assure you that the complaints will not interfere with our proposed merger with Star or subject us to material liability if our proposed merger with Star is consummated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of stockholders was held on December 7, 1999 at our headquarters in Atlanta, Georgia. There were 45,205,424 shares of common stock issued, outstanding and entitled to one vote each at the special meeting; 50,000 shares of Convertible Preferred Stock, Series A issued, outstanding and entitled to 4,347,826 votes at the special meeting; and 23,174 shares of Convertible Preferred Stock, Series B issued, outstanding and entitled to 1,448,375 votes at the special meeting. The special meeting did not involve the election of directors. At the special meeting, the following matter was voted on:

                                                                  FOR        AGAINST    ABSTAIN
                                                               ----------    -------    -------

Approval and adoption of the Agreement and Plan of Merger,     31,724,504    109,189    65,882
dated as of August 17, 1999, among World Access, Inc.,
FaciliCom International, Inc., Armstrong
Telecommunications, Inc., Epic Interests, Inc. and BFV
Associates, Inc., pursuant to which FaciliCom was merged
with and into World Access

ITEM 4.5  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information, as of March 24, 2000 concerning our executive officers.

NAME                           AGE                          POSITION
----                           ---                          --------
John D. Phillips.............  57    Chairman and Chief Executive Officer
Walter J. Burmeister.........  60    President
W. Tod Chmar.................  46    Executive Vice President and Secretary
Mark A. Gergel...............  42    Executive Vice President and Chief Financial Officer
A. Lindsay Wallace...........  50    President, World Access Equipment Group
Michael F. Mies..............  37    Senior Vice President of Finance and Treasurer

     John D. Phillips. Mr. Phillips has served as one of our directors since December 1994, as our Chief Executive Officer since December 1998 and as Chairman of our Board of Directors since May 1999. Mr. Phillips was Chairman of the Board and Chief Executive Officer of Cherry Communications and Cherry U.K. (d/b/a Resurgens Communication Group) from October 1997 until December 1998, when we acquired both companies. He was President, Chief Executive Officer and a director of Metromedia International Group, Inc., a global media, entertainment and communications company, from November 1995 until December 1996. Metromedia International was formed in November 1995 through the merger of The Actava Group, Inc., Orion Pictures Corporation, MCEG Sterling Incorporated and Metromedia International Telecommunications, Inc. He served as President, Chief Executive Officer and a director of Actava from April 1994 until November 1995. In May 1989, Mr. Phillips became Chief Executive Officer of Resurgens Communications Group, Inc. and served in this capacity until September 1993 when Resurgens merged with Metromedia Communications Corporation and WorldCom.

     Walter J. Burmeister. Mr. Burmeister has served as our President and one of our directors since December 1999. Mr. Burmeister was one of FaciliCom's co-founders and served as its Chief Executive Officer, President and one of its directors from 1995 until it merged with us in December 1999. Prior to co-founding FaciliCom, Mr. Burmeister founded TMG, a telecommunications consulting firm, and he has served as its Chairman from 1992 to the present. Mr. Burmeister was Vice President and Chief Financial Officer of Bell Atlantic International from 1989 to 1992. In this position, Mr. Burmeister was responsible for overseeing business development in Central and South America, the Middle East and Africa, as well as managing that company's financial affairs. During his 31 years with Bell Atlantic, Mr. Burmeister was Vice President of Bell of Pennsylvania's and Diamond State Telephone's sales organization and headed the C&P Telephone Operations Staff. Mr. Burmeister has served as a director of Skysat Communications Network since 1992.

     W. Tod Chmar. Mr. Chmar has served as our Executive Vice President and Secretary since December 1998. He was an Executive Vice President and director of Cherry Communications and Cherry U.K. from October 1997 to December 1998, when we acquired both companies. Mr. Chmar served as Senior Vice

President of Metromedia International Group from November 1995 until December 1996 and of The Actava Group from 1994 until November 1995. From January 1985 until September 1993, Mr. Chmar was a partner in the law firm of Long Aldridge & Norman LLP, specializing in mergers and acquisitions and corporate finance.

     Mark A. Gergel. Mr. Gergel has served as our Vice President and Chief Financial Officer since April 1992. In December 1996, he was named an Executive Vice President. He also served as one of our directors from December 1998 to December 1999. From 1983 until March 1992, Mr. Gergel held five positions of increasing responsibility with Federal-Mogul Corporation, a publicly-held manufacturer and distributor of vehicular parts, including International Accounting Manager, Assistant Corporate Controller, Manager of Corporate Development and Director of Internal Audit. Prior to joining Federal-Mogul, Mr. Gergel spent four years with the international accounting firm of Ernst & Young. Mr. Gergel is a Certified Public Accountant.

     A. Lindsay Wallace. Mr. Wallace joined us in February 1998 in connection with our acquisition of a majority interest in NACT Telecommunications, Inc. He served as President of our Switching Division from February 1998 until December 1998, when he was appointed Executive Vice President and Chief Operating Officer of our Equipment Group. In January 1999, he was named President of our Equipment Group. From January 1996 until October 1998, when NACT merged with and into World Access, Mr. Wallace was President, Chief Executive Officer and a director of NACT. From January 1994 until January 1996, he was NACT's Director of Sales and Marketing. In October 1995 he was named an Executive Vice President of NACT. Prior to joining NACT, Mr. Wallace worked for Sprint Corporation for five years where he held several positions including National Account Manager.

     Michael F. Mies. Mr. Mies has served as our Vice President of Finance and Treasurer since December 1997. In July 1999, he was named a Senior Vice President. Prior to joining World Access, Mr. Mies spent 14 years with Federal-Mogul Corporation in positions of increasing responsibility, most recently as Director of European Operations from 1995 to 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock is traded on The Nasdaq Stock Market under the symbol "WAXS". The quarterly price ranges for our common stock as reported by Nasdaq are as follows:

                                                              HIGH     LOW     CLOSE
                                                              ----     ---     -----
YEAR ENDED DECEMBER 31, 1999
  First Quarter.............................................  $22 3/4  $ 6 3/8  $ 8 1/4
  Second Quarter............................................   14 3/8    7 1/2   14 1/4
  Third Quarter.............................................   16 3/16  10 5/16   11 3/16
  Fourth Quarter............................................   22 1/4   10 5/16   19 1/4
YEAR ENDED DECEMBER 31, 1998
  First Quarter.............................................   33 1/2   21 5/8   32 1/2
  Second Quarter............................................   40       25 3/8   30
  Third Quarter.............................................   30 15/16  18 3/4   20 1/4
  Fourth Quarter............................................   24 3/4   12       21 3/8

     As of March 24, 2000 there were 730 holders of record of our common stock. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

SALES OF UNREGISTERED SECURITIES

          1. In September 1999 we issued warrants to purchase 100,000 shares of our common stock at a price of $18.00 per share to principals of The Breckenridge Group in payment of professional fees.

          2. In October and December 1999 we issued an aggregate of 58,215 shares of our common stock to Long Aldridge & Norman LLP in payment of an aggregate of $880,207 in legal fees.

          3. In December 1999 we issued 369,901 shares of our Convertible Preferred Stock, Series C in connection with our acquisition of FaciliCom International, Inc. The preferred stock is convertible into shares of our common stock at a conversion rate of $20.38 per common share, subject to standard anti-dilution adjustments. If the closing trading price of our common stock as quoted by the Nasdaq Stock Market exceeds $20.38 per share for 60 consecutive trading days, the preferred stock will automatically convert into shares of our common stock. In December 1999 we issued 963,722 shares of our common stock upon conversion of 19,641 shares of preferred stock held by two individuals.

          4. In December 1999 we issued 4,713,128 shares of our common stock for an aggregate of $75.0 million to a group of institutional and sophisticated investors in a private placement. Brown Brothers Harriman & Co. acted as an advisor to us in connection with this transaction.

          5. In December 1999 we issued 15,000 shares of our common stock to R. Darby Boland in settlement of litigation.

          6. In December 1999 we issued 47,259 shares of our common stock pursuant to the earnout provisions of our August 1997 acquisition of Galaxy Engineering Services, Inc.

     No underwriters were involved in the issuances of these securities. The issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the stock certificates and warrants issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

DIVIDEND POLICY

     We have not paid or declared any cash dividends on our common stock, and we currently intend to retain all future earnings to fund operations and the continued development of our business. In addition, our credit facility contains restrictions limiting our ability to pay cash dividends. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will be dependent on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors deems relevant.

     The holders of our Series A Preferred Stock, in preference to the holders of shares of our common stock, are entitled to receive, when, as and if declared by our board of directors, cash dividends at an annual rate on the liquidation preference equal to 4.25%. Dividends payable on the Series A Preferred Stock are cumulative and accrue, whether or not declared, on a daily basis from the date of issuance. We are currently required to make annual dividend payments of approximately $2.1 million on outstanding Series A Preferred Stock.

     The indenture governing our senior notes could limit our ability to pay cash dividends to our stockholders. Restrictions on our ability to pay cash dividends to our stockholders apply if, at the time or after giving effect to the proposed cash dividend, we are or would be in default under the terms of the indenture, our indebtedness exceeds specified levels or restricted payments exceed specified levels.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information for each of the five years in the period ended December 31, 1999 set forth below has been derived from and should be read in conjunction with the audited consolidated financial statements and other financial information presented elsewhere herein.

                                                             YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                  1999        1998       1997      1996      1995
                                               ----------   --------   --------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF CONTINUING OPERATIONS DATA(1):
Carrier service revenue......................  $  501,081   $ 10,787   $     --   $    --   $    --
Gross profit.................................      52,776        650         --        --        --
Depreciation and amortization................      13,541        416        115        71        30
Restructuring charge.........................      37,800         --         --        --        --
Operating loss...............................     (26,998)    (4,383)    (1,550)   (1,011)     (880)
Loss from continuing operations..............     (27,098)    (5,437)      (460)     (588)   (1,292)
Loss from continuing operations per
  share(2)...................................  $    (0.78)  $  (0.25)  $  (0.03)  $ (0.05)  $ (0.14)
Weighted average shares outstanding(2).......      37,423     22,073     17,242    13,044     9,083
BALANCE SHEET DATA:
Cash and equivalents.........................  $  147,432   $ 55,176   $118,065   $22,480   $ 1,887
Restricted cash..............................      47,201         --         --        --        --
Working capital..............................     289,844    350,816    206,769    52,149    17,884
Total assets.................................   1,629,804    544,649    207,294    52,512    23,604
Long-term debt...............................     408,338    137,523    115,264        --     3,750
Total liabilities............................     732,505    184,066    115,539       138     9,270
Stockholders' equity.........................     897,299    360,583     91,755    52,374    14,334
OTHER FINANCIAL DATA:
EBITDA from continuing operations before
  restructuring charge(3)....................  $   24,343   $ (3,967)  $ (1,435)  $  (940)  $  (850)
Capital expenditures.........................       7,198     12,216      3,591     1,176       280

---------------

(1) Includes the results of operations for the following businesses from their respective dates of acquisition: Cherry U.S. and Cherry U.K. -- December 1998; Comm/Net -- May 1999; and FaciliCom -- December 1999.
(2) Loss per share and weighted average shares outstanding are presented on a diluted basis.
(3) EBITDA from continuing operations consists of earnings (loss) before net interest expense (income), income taxes, foreign exchange gains or losses, depreciation and amortization. EBITDA should not be considered as a substitute for operating earnings, net income (loss), cash flow or other combined statement of operations or cash flow data computed in accordance with generally accepted accounting principles or as a measure of our results of operations or liquidity. EBITDA is widely used as a measure of a company's operating performance and its ability to service its indebtedness because it assists in comparing performance on a consistent basis across companies, which can vary significantly. The following table reconciles our loss from continuing operations to EBITDA from continuing operations and EBITDA from continuing operations before restructuring charge (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------
                                              1999      1998      1997     1996     1995
                                            --------   -------   -------   -----   -------
Loss from continuing operations...........  $(27,098)  $(5,437)  $  (460)  $(588)  $(1,292)
Net interest expense (income).............     9,606     4,355      (838)    (85)      412
Income taxes benefit......................   (10,126)   (3,301)     (252)   (338)       --
Foreign exchange loss.....................       620        --        --      --        --
Depreciation and amortization.............    13,541       416       115      71        30
                                            --------   -------   -------   -----   -------
EBITDA from continuing operations.........   (13,457)   (3,967)   (1,435)   (940)     (850)
Restructuring charge......................    37,800        --        --      --        --
                                            --------   -------   -------   -----   -------
EBITDA from continuing operations
  before restructuring charge.............  $ 24,343   $(3,967)  $(1,435)  $(940)  $  (850)
                                            ========   =======   =======   =====   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Prior to December 1998, the Company was a manufacturer and reseller of telecommunications network equipment. In December 1998, in connection with the acquisition of Resurgens Communication Group ("Resurgens"), and the appointment of a new Chief Executive Officer, the Company reorganized into two separate operating groups. The Telecommunications Group provided wholesale international long distance service through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. The Equipment Group provided digital switches, billing and network telemanagement systems, fixed wireless local loop systems, intelligent multiplexers, digital microwave radio systems, cellular base stations and other telecommunications network products. As discussed further below, in December 1999 the Company adopted a plan to divest the businesses comprising the Equipment Group.

     In December 1998, the Company acquired Resurgens, a facilities based provider of wholesale international long distance services. In connection therewith, a wholly owned subsidiary of MCI WorldCom, Inc., a major customer and vendor of Resurgens, became a significant stockholder of the Company. WorldCom currently owns approximately 6.9% of the voting common stock of the Company. In December 1998, John D. Phillips was appointed the Company's new President and Chief Executive Officer. Mr. Phillips was formerly the President and Chief Executive Officer of Resurgens.

     In early 1999, management adopted a strategy designed to build on the Company's base wholesale service business and position the Company to become a leading provider of bundled voice, data and Internet services to retail and carrier customers throughout Europe. Management believes that the European telecommunications market has become extremely fragmented in recent years due to the significant deregulation initiatives undertaken and the significant growth projected for this market. Management also believes that this market is ripe for a consolidation of carriers, not unlike that which occurred in the United States during the late 1980's and 1990's. At the time, management also believed that being able to provide certain of the Company's customers both services and equipment represented a competitive advantage.

     During 1999 and early 2000, the Company completed three acquisitions and executed definitive agreements to acquire two other companies in an effort to pursue its strategy. As a result of these transactions and related initiatives, the Company has evolved from a $501.1 million carrier of U.S. originated wholesale traffic in 1999 to a projected multi-billion dollar carrier of U.S. and European originated retail and wholesale traffic in 2000 (on a pro forma basis). These acquisitions include:

Comm/Net                                       Privately-held facilities based provider of
  (May 1999)                                   wholesale international long distance
                                               primarily to Mexico. It is expected to serve
                                               as a foundation for facilities and bandwidth
                                               into other Latin American countries.
FaciliCom International                        Privately-held facilities based provider of
  (December 1999)                              European and U.S. originated international
                                               long distance, voice, data and Internet
                                               services. FaciliCom has invested in excess of
                                               $200.0 million during the past few years to
                                               establish an extensive, high quality switching
                                               and transport network in 13 European
                                               countries.
NETnet International                           Acquired all the assets of Long Distance
  (February 2000)                              International, Inc. ("LDI") including NETnet
                                               International S.A. ("NETnet"), its wholly
                                               owned subsidiary. NETnet provides an array of
                                               telecommunication services to over 20,000
                                               retail customers in nine European countries.
Star Telecommunications                        Publicly held international telecommunications
  (Pending)                                    service provider with 24 international gateway
                                               switches in the U.S. and Europe, ownership on
                                               17 transoceanic cable systems and
                                               interconnections between 23 German cities.
WorldxChange Communications                    Privately held international telecommunication
  (Pending)                                    service provider operating in 13 countries,
                                               including the U.S., U.K., Germany and
                                               Australia. Operates 45 switches and undersea
                                               and land-based fiber optic cables in providing
                                               communications services to more than 750,000
                                               customers.

     The Company expects to complete its acquisitions of Star and WorldxChange in mid-2000. The combination of World Access, FaciliCom, Star and WorldxChange will create one of the largest independent telecommunications service companies focused on the European market. The combined network, retail customer base, sales organization and traffic is expected to significantly accelerate the implementation of the Company's strategy as outlined above. Management expects to aggressively pursue additional acquisitions in the next few years to further pursue growth opportunities projected for Europe and selected other deregulating markets throughout the world.

     The Company has used its common stock and new series of its preferred stock as the primary consideration paid for the companies acquired in 1999 and 2000. This form of consideration will also be used in the pending acquisitions of Star and WorldxChange.

     In December 1999, the Company adopted a plan to divest its Equipment Group in order to focus all its resources on its international long distance businesses (see "Discontinued Operations -- 1999 Plan"). As a result of this plan, the Company's Equipment Group has been accounted for as discontinued operations and, accordingly, the results of the Equipment Group's operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented. One of the businesses was sold in December 1999 for approximately $15.0 million. The Company has engaged two investment banking firms to sell the remaining businesses.

     In February 2000, the Company executed a definitive agreement with BATM Advanced Communications Limited ("BATM"), an Israel-based technology company, pursuant to which Telco Systems, the Company's largest equipment business, will be sold to BATM for $260.8 million of cash and 960,000 restricted shares of BATM common stock. The shares of BATM common stock, which had an initial value of $65.2 million, trade on the London Stock Exchange. Under the terms of the definitive agreement, the Company may not sell, transfer or otherwise monetize these shares for a period of one year without the consent of BATM. The Company expects to complete this transaction in April 2000 and record a significant gain.

     During 1999 and 2000, the Company has significantly increased its cash balances through two private placements of common stock for a total of $158.1 million, a private placement of Series A preferred stock for $50.0 million and proceeds from the sale or liquidation of certain Equipment Group assets. Management believes that with existing cash balances, proceeds from the pending sale of Telco Systems and available borrowings under the Company's $100.0 million revolving line of credit, the Company will have sufficient capital to support the working capital and other cash requirements associated with the integration of recent and pending acquisitions.

1999 CONTINUING OPERATIONS COMPARED TO 1998 CONTINUING OPERATIONS

     Prior to the December 1998 Resurgens acquisition, the Company was a manufacturer and reseller of telecommunications network equipment. In connection with the Company's December 1999 plan to divest its Equipment Group, the Company's continuing operations are now comprised of its Telecommunications Group and its corporate office. These operations include Resurgens, Comm/Net and FaciliCom from their respective dates of acquisition (December 15, 1998, May 1, 1999 and December 7, 1999), general and administrative expenses associated with the Company's corporate office functions, interest income associated with the Company's invested cash balances and interest expense associated with the Company's debt balances.

     Carrier Service Revenue. Total carrier service revenue increased $490.3 million to $501.1 million in 1999 from $10.8 million in 1998. The 1998 carrier service revenue related to Resurgens' revenue subsequent to its acquisition in mid-December. Pursuant to a Carrier Service Agreement with MCI WorldCom, Inc. (See "Business -- Customers"), the Company recorded approximately $267.0 million of revenue and related gross profit of $35.0 million during 1999. This represented approximately 53% and 66% of the Company's total revenue and gross profit from continuing operations, respectively. The Company expects the percentage of its total revenue and gross profit contributed by WorldCom to decrease in 2000 due to its recent acquisitions.

     Gross Profit. Gross profit increased $52.1 million to $52.8 million in 1999 from $650,000 in 1998. Gross profit margin increased to 10.5% in 1999 from 6.0% in 1998 primarily due to enhanced network increases in routing efficiency and WorldCom traffic. The routing efficiency resulted from access to larger carrier vendors and lower purchasing rates due to increases in minute traffic volumes over the year. The increased WorldCom traffic was to countries which are delivered over higher margin routes and thus increased gross margin. The Company expects that pricing pressures due to increased competition may adversely affect its gross margin in the future, particularly to those countries which currently represent higher margin rates, but that minute growth will somewhat offset this effect with greater gross margin dollars.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $19.0 million, or 411.8%, to $23.6 million in 1999 from $4.6 million in 1998. The increase primarily related to only one half month of Resurgens operating results in 1998, expenses associated with the operations of Comm/Net, which was acquired in early 1999, and expenses related to the operations of FaciliCom, which was acquired in December 1999. As a percentage of total sales, selling, general and administrative expenses decreased to 4.7% in 1999 from 42.8% in 1998. The decrease is due primarily to the increase in revenue from the carrier service businesses acquired in 1999 and 1998. As a percentage of total sales, we expect selling, general and administrative expenses to decrease in the future.

     Depreciation and Amortization. Depreciation and amortization increased $13.1 million to $13.5 million in 1999 from $416,000 in 1998, primarily as a result of the fixed assets and goodwill acquired in connection with the Resurgens, Comm/Net and FaciliCom acquisitions.

     Operating Loss. Operating loss increased $22.6 million to $27.0 million in 1999 as compared to $4.4 million in 1998. The increase in operating loss was due primarily to including a full year of Resurgens operations and the acquisitions of Comm/Net and FaciliCom during 1999. Included in the operating loss for 1999 is a $37.8 million restructuring charge.

     Interest and Other Income. Interest and other income increased $804,000, or 32.1%, to $3.3 million in 1999 from $2.5 million in 1998 due primarily to increased invested cash balances of the Company. The increase related primarily to proceeds received from a $50.0 million issuance of Series A preferred stock in April 1999.

     Interest Expense. Interest expense increased $6.0 million to $12.9 million in 1999 from $6.9 million in 1998. The increase is primarily related to obligations under Resurgens capital leases and the issuance of $300.0 million of 13.25% Senior Notes in December 1999.

1998 CONTINUING OPERATIONS COMPARED TO 1997 CONTINUING OPERATIONS

     During 1997, only general and administrative costs associated with the Company's corporate office function, interest income associated with the Company's invested cash balances and interest expense associated with the Company's debt balances is presented in the Consolidated Statement of Operations. As a result of this presentation, it is not meaningful to compare 1998 continuing operations, which includes the results of Resurgens from its December 1998 acquisition date, to 1997 continuing operations. The remaining income and expense of the Company has been presented as discontinued operations. (See "Discontinued Operations").

RESTRUCTURING CHARGE

     In December 1999, the Company recorded a one-time restructuring charge of $37.8 million in connection with its acquisition of FaciliCom. The restructuring charge includes the estimated costs of (i) consolidating certain of the Company's United States gateway switching centers and related technical support functions into existing FaciliCom operations; (ii) consolidating the Company's United Kingdom operations into existing FaciliCom operations; (iii) consolidating certain of the Company's administrative functions into FaciliCom's operations; and (iv) eliminating other redundant operations and assets as a result of combining the two entities.

     FaciliCom is a multi-national long distance service carrier focused on providing international wholesale telecommunications services to other carriers worldwide. FaciliCom provides these services over its carrier-grade international network, which consists of 17 gateway switches as well as a satellite earth station. Given the duplication of network assets between the two entities, including switching and transmission equipment, the Company decided in late 1999 to shut down and dispose of its six gateway switches located in Chicago, Los Angeles, Newark, Dallas, San Francisco and London. The Company intends to dispose of these six switches and related network assets through sale in the secondary switching and transmission equipment market during 2000. The restructuring charge also provides for the write-off of leasehold improvements at the six switch sites and lease commitments remaining on certain facilities and equipment taken out of service.

     Approximately 25 personnel whose job functions included accounting and administrative support as well as network operations were terminated as part of the overall restructuring. The termination benefits associated with these personnel are included in the restructuring charge.

     The following table summarizes the amount in each component of the restructuring charge (in thousands):

                                                             RESTRUCTURING     1999     RESERVE BALANCE
                                                                CHARGE       ACTIVITY     AT 12/31/99
                                                             -------------   --------   ---------------
Write-down of leasehold improvements.......................     $ 1,506      $ 1,506        $   --
Write-down of network equipment............................      25,372       25,372            --
Write-down of redundant software and general equipment.....       1,256        1,256            --
Accrual for lease and circuit cost commitments.............       8,078        1,216         6,862
Accrual for termination benefits...........................       1,588          270         1,318
                                                                -------      -------        ------
                                                                $37,800      $29,620        $8,180
                                                                =======      =======        ======

     The restructuring accrual is recorded in "Other accrued liabilities" on the Company's December 31, 1999 balance sheet. The restructuring program is expected to be completed in 2000.

DISCONTINUED OPERATIONS

     In December 1998, the Company adopted a plan to offer for sale its non-proprietary equipment businesses (see "1998 Plan"). In December 1999, in connection with its acquisition of FaciliCom, the Company adopted a plan to divest all of its remaining equipment businesses in order to focus on its international long distance businesses (see "1999 Plan"). As a result of these plans, all of the Company's equipment businesses have been accounted for as discontinued operations and, accordingly, the results of their operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented. Results of discontinued operations were as follows (in thousands):

                                                           1999       1998       1997
                                                         --------   ---------   -------
Total sales............................................  $265,718   $ 199,903   $92,984
Cost of equipment sold.................................   162,638     121,789    60,072
Write-down of inventories..............................     2,332      17,110       773
                                                         --------   ---------   -------
          Gross profit.................................   100,748      61,004    32,139
Research and development...............................    17,511       6,966     1,862
Selling, general and administrative....................    36,599      17,632     7,393
Provision for doubtful accounts........................    10,266      13,741       172
Amortization of goodwill...............................     8,585       4,905     1,640
Restructuring and other charges........................        --      19,890        --
In-process research and development....................        --     100,300        --
                                                         --------   ---------   -------
          Operating income (loss)......................    27,787    (102,430)   21,072
Gain on exchange of securities.........................     9,590          --        --
Net interest income (expense)..........................      (786)        996       310
                                                         --------   ---------   -------
          Income (loss) before income taxes and
            minority interests.........................    36,591    (101,434)   21,382
Income taxes (benefit).................................   (17,522)      1,134     7,788
Minority interests in earnings of subsidiary...........        --       2,497        --
                                                         --------   ---------   -------
          Income (loss) before write-down of
            discontinued operations to net realizable
            value......................................    19,069    (105,065)   13,594
Write-down of discontinued operations to net realizable
  value................................................   (44,994)     (9,700)       --
                                                         --------   ---------   -------
          Net income (loss)............................  $(25,925)  $(114,765)  $13,594
                                                         ========   =========   =======

     1999 Compared to 1998. Sales increased $65.8 million, or 32.9%, to $265.7 million in 1999 from $199.9 million in 1998. This increase was primarily due to including an entire year of Telco Systems' operations, which was acquired in November 1998. Gross profit before a write-down of inventories increased $25.0 million, or 32.0%, to $103.1 million in 1999 from $78.1 million in 1998. Gross profit margin before write-down of inventories decreased to 38.8% in 1999 from 39.1% in 1998.

     1998 Compared to 1997. Sales increased $106.9 million, or 115.0% to $199.9 million in 1998 from $93.0 million in 1997. The increase was due primarily to the acquisition of NACT which was completed in 1998. Gross profit before write-down of inventories increased to $78.1 million in 1998 from $32.9 million in 1997. Gross profit margin increased to 39.1% in 1998 before a write-down of inventories from 35.4% in 1997.

     1998 Plan. In December 1998, the Company formalized its plan to offer for sale two businesses, (i) the resale and repair of Nortel and other original equipment manufacturers' wireline switching equipment, and (ii) pay telephone refurbishment. In connection, therewith, the Company recorded a $9.7 million charge in the fourth quarter of 1998 for the estimated loss to dispose of these discontinued operations. This loss, which was recorded as partial impairment of existing goodwill, was determined by comparing the book value of the net assets of the discontinued operations to their net realizable value. The net realizable value was estimated based on preliminary valuation work performed by an investment banking firm engaged by the Company to assist in the sale of these businesses and a preliminary non-committal offer from a prospective buyer.

     During the first six months of 1999, the Company and its investment bankers formally solicited offers for the two businesses. The preliminary offer referred to above was eventually withdrawn by the potential suitor and the formal selling process generated only one serious offer for the business. The Company eventually refused this offer due to its low price and substantial credit risk.

     During this selling process, the Company's Nortel resale business significantly deteriorated and its pay telephone refurbishment business began showing signs of weakness. In mid-1999, faced with an unsuccessful selling process and future operating losses, management elected to begin liquidating the Nortel resale and repair business. A formal liquidation plan designed to eliminate future quarterly losses, maximize net cash proceeds and realize significant deferred tax credits, was adopted by management and communicated to all affected employees.

     As a result of this revised plan, the Company recorded an additional charge of $12.3 million in the second quarter of 1999 to reflect the additional loss expected to be realized on the liquidation of the Nortel resale and repair business. Significant elements of this charge consisted of $5.6 million to write-off all remaining goodwill, $4.3 million to write-down inventories to estimated realizable value, $600,000 to write-down leasehold improvements, test equipment and other assets to estimated realizable value, $300,000 for severance benefits, and $300,000 for the estimated loss on the disposal of facility leases. The charge also included approximately $200,000 for net operating losses expected to be incurred by the Company during this liquidation process.

     In the fourth quarter of 1999, the Company completed the liquidation of its Nortel resale and repair business in accordance with the above plan and sold its pay telephone refurbishment business for approximately $2.0 million in cash. The actual loss on disposition of these businesses approximated the estimated loss recorded in the second quarter of 1999.

     1999 Plan. In December 1999, the Company adopted a plan to divest, spin-off or otherwise monetize its remaining equipment businesses, consisting of the following:

     - Telco Systems Division (acquired November 1998), a provider of next generation transport and access solutions for service providers throughout the world. Its products include intelligent integrated access devices, multiplexers and digital microwave radios.

     - NACT Switching Division (acquired February 1998), a provider of advanced switching platforms with integrated proprietary applications software as well as billing and telemanagement systems.

     - Wireless Local Loop Division, a research and development group designing a next generation, fixed wireless local loop system.

     - Cellular Infrastructure Supply Division (acquired March 1997), a value-added supplier of new and re-furbished cellular base stations and related equipment.

     - Galaxy Engineering Division (acquired August 1997), a provider of system design, optimization and other value-added radio engineering and consulting services.

     The Company sold Galaxy in December 1999 for approximately $15.0 million in cash. The remaining businesses are being offered for sale by two investment banking firms engaged by the Company. The Company has signed a definitive agreement to sell Telco Systems (see "Overview") and expects to sell all of these businesses during 2000.

     Restructuring and Other Charges. During 1998, the Company approved and began implementing two restructuring programs designed to reduce operating costs, outsource manufacturing requirements and focus Company resources on recently acquired business units containing proprietary technology or services. A summary of restructuring and related charges recorded in connection with these programs follows (in thousands):

Severance and termination benefits..........................  $ 2,600
Idle facility costs.........................................    2,540
Asset write-downs...........................................   13,113
Other exit costs............................................    1,637
                                                              -------
       Total restructuring charges                             19,890
Write-down of inventories...................................   17,110
Provision for doubtful accounts.............................   12,600
                                                              -------
       Total charges........................................  $49,600
                                                              =======

     In January 1998, the Company approved and began implementing a restructuring program to consolidate several operations and exit the contract manufacturing business. The Company's wireline telecom equipment resale business ("AIT") in Lakeland, Florida and its circuit board repair operations were consolidated into a new facility in Orlando, Florida; the Company's manufacturing operations were moved from an old facility in Orlando to a new facility in Alpharetta, Georgia; and the Company's Scottsdale, Arizona operations were integrated into the Company's radio facility in Wilmington, Massachusetts. This restructuring program was completed in June 1998. No costs were included in the restructuring charges that were expected to derive future economic benefit to the Company. See Note C to the "Financial
Statements" -- "Restructuring and Other Charges."

     Gain on Exchange of Securities. In connection with the acquisition of Telco Systems, the Company acquired an investment in the common stock of Omnia Communications, Inc. ("Omnia") and warrants to purchase additional common stock of Omnia. The fair value of the investment in Omnia at the time of the acquisition of Telco Systems was approximately $3.0 million and was accounted for by the Company under the cost method.

     In March 1999, Omnia announced that it had entered into an agreement to be acquired by Ciena Corp. ("Ciena"). In June 1999, the Company exercised the outstanding warrants to purchase additional common stock in Omnia. In July 1999, Ciena's acquisition of Omnia was completed and the Company received approximately 445,000 shares of Ciena common stock in exchange for its holdings of Omnia common stock, of which approximately 45,000 shares or 10% are being held in escrow for a period of one year related to certain representations and warranties made by Omnia. In accordance with EITF No. 91-5, "Nonmonetary Exchange of Cost-Method Investments, the Company recognized a one-time gain, net of taxes, during 1999 of approximately $7.9 million on the exchange of the Omnia common stock.

     Purchased In-Process Research and Development. In connection with the Advanced TechCom, NACT and Telco Systems acquisitions in 1998, the Company wrote off purchased in-process R&D totaling $5.4 million, $44.6 million and $50.3 million, respectively. These amounts were expensed as non-recurring charges on the respective acquisition dates. These write-offs were necessary because the acquired technology had not yet reached technological feasibility and had no future alternate use.

     The value of the purchased in-process technology from NACT and Telco Systems was determined by estimating the projected net cash flows related to in-process research and development projects, excluding costs to complete the development of the technology. These cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions for each of the respective acquisitions. The resultant net present value amount was then reduced by a stage of completion factor. This factor more specifically captures the development risk of an in-process technology (i.e., market risk is still incorporated in the estimated rate of return).

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

     If these projects to develop commercially viable products based on the purchased in-process technology are not successfully completed, the sales and profitability of NACT and Telco Systems may be adversely affected in future periods. Additionally, the value of other intangible assets may become impaired.

     For a detailed discussion of specific projects in progress at the dates of the NACT and Telco Systems acquisitions, their current status, rate of return assumptions and other relevant data regarding the purchased in-process research and development charges in 1998, see Note C to the "Financial Statements".

LIQUIDITY AND CAPITAL RESOURCES

     Overview. Cash management is a key element of the Company's operating philosophy and strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased network capacity, marketing programs and working capital requirements normally associated with acquired businesses. As of December 31, 1999, the Company had $147.4 million of cash and equivalents and $73.8 million in borrowings available under its credit line to support its current working capital requirements and strategic growth initiatives.

     Operating Activities. Cash from (used by) operating activities was $18.5 million in 1999 and $(13.0) million in 1998.

     Accounts receivable increased $159.0 million to $164.8 million at December 31, 1999 from $5.8 million at December 31, 1998. Average days sales outstanding at December 31, 1999 were approximately 59 days as compared to 17 days at December 31, 1998. In 1999 Resurgens was included for the entire year and the acquisitions of Comm/Net and FaciliCom have been included from May 1, 1999 and December 7, 1999, respectively. The primary reason for the increase in average days sales outstanding relates to a reduced dependence on WorldCom revenue during the course of 1999. In the fourth quarter of 1998, WorldCom revenue represented approximately 65% of Resurgens' revenue, while in the fourth quarter of 1999 WorldCom revenue represented approximately 30% of total Company revenue. WorldCom has traditionally prepaid for services provided by the Company under a Carrier Service Agreement entered into in mid-1998.

     Investing Activities. Cash used by investing activities, primarily for the acquisitions of businesses, was $32.2 million and $66.5 million for 1999 and 1998, respectively.

     In May 1999, the Company acquired substantially all the assets and assumed certain liabilities of Comm/Net Holding Corporation and its wholly owned subsidiaries, Enhanced Communications Corporation, Comm/Net Services Corporation and Long Distance Exchange Corporation (Comm/Net Holdings and its wholly owned subsidiaries are collectively referred to herein as "Comm/Net"). Comm/Net, headquartered in Plano, Texas, is a facilities-based provider of wholesale international long distance and wholesale prepaid calling card services, primarily to the Mexican telecommunications markets. In connection with the acquisition, the Company paid off $3.5 million of Comm/Net debt.

     In August 1999 the Company entered into a definitive merger agreement with FaciliCom International, Inc. ("FaciliCom"), a privately owned company that is a facilities-based provider of European and U.S. originated international long-distance voice, data and Internet services. On December 7, 1999, the transaction was completed in its final form whereby FaciliCom merged into the Company (the "FaciliCom Merger").

     In connection with the FaciliCom Merger, the stockholders of FaciliCom received approximately $56.0 million in cash, 369,901 shares of Convertible Preferred Stock, Series C (the "Series C Preferred Stock") valued at $265.5 million, and 495,557 vested options that each may be exercised to acquire one share of the Company's common stock at an average exercise price of $2.63 per share. In addition, the Company issued non-qualified options to purchase 1,912,500 shares of Company common stock at an exercise price of $15.00 per share in exchange for substantially all the non-vested options held by FaciliCom's employees. The aggregate value assigned to these options was $24.8 million.

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

     During 1999 and 1998, the Company invested $7.2 million and $12.2 million, respectively, in capital expenditures. These expenditures in 1999 were primarily for telecommunications network equipment for the Telecommunications Group, enhancing and standardizing the Company's research and development platforms, new test equipment relating to newly introduced products, computer network and related communications equipment designed to facilitate the integration of the 1999 and 1998 acquisitions and facility improvements required in connection with the Company's growth. The Company invested approximately $5.0 million during 1998 related to the establishment of the new manufacturing facility in Alpharetta, Georgia. The remaining 1998 expenditures were primarily for computer network and related communications equipment designed to upgrade the Company's management information systems and facilitate the integration of the acquisitions, and facility improvements required in connection with the Company's growth.

     The Company began capitalizing software development costs in the fourth quarter of 1997 in connection with its increased focus on developing proprietary technology and products. Software development costs are capitalized upon the establishment of technological feasibility of the product. During 1999 and 1998, the Company capitalized approximately $6.0 million and $5.2 million, respectively, of software development costs.

     During 1999, the Company loaned $2.0 million to Long Distance International, Inc. ("LDI"). In February 2000, the Company acquired LDI and forgave the loan accounting for the loan forgiveness as additional investment in LDI. In November 1998, a $5.0 million loan was made to Telegroup, Inc., a publicly held provider of international long distance services. In early 1999, this loan was repaid in full.

     Financing Activities. Cash provided from financing activities was $105.9 million and $16.7 million for 1999 and 1998, respectively.

     In December 1998, the Company entered into a $75.0 million revolving line of credit facility (the "Facility"), with a banking syndicate group led by Bank of America, Fleet National Bank and Bank Austria Creditanstalt. The Facility consists of a 364-day revolving line of credit which may be extended under certain conditions and provides the Company the option to convert existing borrowings to a three year term loan. In December 1999, the Company amended the Facility to increase the line of credit to $100.0 million and extend the credit for another 364-day term. Borrowings under the line are secured by a first lien on substantially all the assets of the Company.

     The Facility, which expires in December 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/4%, at the option of the Company. As of December 31, 1999, borrowings of $25.0 million and letters of credit of $1.2 million were outstanding under the Facility. The Facility restricts distributions from the Company's consolidated subsidiaries. Accordingly, the assets and cash flows of such subsidiaries, including WA Telcom Products Co., Inc., ("WA Telcom"), the primary obligor on the Company's Convertible Notes, may not be used to pay any dividends to World Access, Inc.

     In September 1998, the Company entered into a loan agreement with the Public Development Authority of Forsyth County, Georgia (the "Issuer"), in the principal amount of $7,365,000. The Issuer issued its tax exempt industrial revenue bonds (the "Bonds"), for the sole purpose of financing a portion of the cost of the acquisition, construction and installation of the Company's Alpharetta, Georgia telecommunications equipment and printed circuit boards manufacturing plant. In March 1999, the Company sold the Alpharetta, Georgia based manufacturing operation. Pursuant to terms and conditions of the Bonds, the Company is required to pay off the Bonds upon the sale of these assets and accordingly, the Bonds were repaid in April 1999.

     In October 1997, WA Telcom sold $115.0 million in aggregate principal amount of convertible subordinated notes (the "Notes") under Rule 144A of the Securities Act of 1933. The Notes bear interest at the rate of 4.5% per annum, are convertible into Company common stock at an initial price of $37.03 per share and mature on October 1, 2002. Interest on the Notes is payable on April 1 and October 1 of each year. The Notes are general unsecured obligations of the Company and are subordinate in right of payment to all existing and senior indebtedness. The Company received $111.5 million from the sale of the Notes, after the initial purchasers' discount fees of $3.5 million.

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

     In December 1999, the Company sold 4,713,128 shares of restricted common stock for $75.0 million, or $15.913 per share, in a private transaction with a small group of institutional and sophisticated investors. The Company used the majority of the proceeds from this private placement to fund the cash requirements of the FaciliCom Merger. The share price was based on the average closing price of the Company's common stock during the five trading days prior to the transaction date. Funds managed by three directors of the Company purchased $63.0 million of this private placement.

     In February 2000, the Company sold 3,822,552 shares of restricted common stock for approximately $83.1 million, or $21.75 per share, in a private transaction with a group of institutional and sophisticated investors.

     During 1999 and 1998, the Company received approximately $2.5 million and $23.2 million in cash, respectively, including related federal income tax benefits of approximately $650,000 and $12.8 million, respectively, from the exercises of incentive and non-qualified stock options and warrants by the Company's directors and employees.

     Income Taxes. As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees, the Company realized federal income tax benefits during 1999 and 1998 of approximately $650,000 and $12.8 million, respectively. Although these tax benefits do not have any effect on the Company's provision for income tax expense in 1999 and 1998, they represent a significant cash benefit to the Company. This tax benefit is accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value. Due to the Company's net operating losses during 1998, approximately $10.5 million of these tax benefits have not yet been utilized and are available to reduce future taxable income of the Company. These benefits are included in Deferred income taxes on the Company's balance sheet at December 31, 1999 and 1998.

     Summary. The Company believes that existing cash balances, available borrowings under the Company's line of credit and cash projected to be generated from the sale of Telco Systems and other equipment businesses will provide the Company with sufficient capital resources to support its current working capital requirements and business plans for at least the next 12 months.

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

     Carrier service revenue, costs and related expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. The Company's revenue in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of the Company's traffic; financial difficulties of major customers; pricing pressure resulting from increased competition; and technical difficulties with or failures of portions of the Company's network that impact the Company's ability to provide service to or bill its customers. The Company's operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate traffic; increases in bad debt expense and reserves; the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, the Company's operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability; loss of favorable routing options; the amount of, and the accounting policy for, return traffic under operating agreements; actions by domestic or foreign regulatory entities; the level, timing and pace of the Company's expansion in international and commercial markets; and general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity used by the Company is obtained on a variable, per minute and short-term basis, subjecting the Company to the possibility of unanticipated price increases and service cancellations. Since the Company does not generally have long-term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, the Company's operating results may vary significantly.

     The following table presents unaudited quarterly operating results for continuing operations for each of the Company's last eight quarters. This information has been prepared on a basis consistent with the Company's audited consolidated financial statements and includes all adjustments, consisting only of normal recurring accruals, that the Company considers necessary for a fair presentation in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future operating results. This information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

     The following, as it relates to continuing operations, includes the results of operations for the following businesses acquired from their respective dates of acquisition: Resurgens -- December 1998; Comm/Net -- May 1999; and
FaciliCom -- December 1999.

                                                                    QUARTER ENDED
                              -----------------------------------------------------------------------------------------
                              MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                1998        1998       1998        1998       1999        1999       1999        1999
                              ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Carrier service revenue.....  $     --    $    --     $    --    $ 10,787    $85,098    $112,916   $130,210    $172,857
Operating expenses:
  Cost of carrier
    services................        --         --          --      10,137     80,154     102,650    115,973     149,528
  Selling, general and
    administrative..........       534        974       1,262       1,847      3,769       4,905      5,667      14,092
  Depreciation and
    amortization............        27         27          23         339      2,237       2,360      2,448       6,496
  Restructuring charge......        --         --          --          --         --          --         --      37,800
                              --------    -------     -------    --------    -------    --------   --------    --------
         Total Operating
           Expenses.........       561      1,001       1,285      12,323     86,160     109,915    124,088     207,916
                              --------    -------     -------    --------    -------    --------   --------    --------
         Operating Income
           (Loss)...........      (561)    (1,001)     (1,285)     (1,536)    (1,062)      3,001      6,122     (35,059)
Interest and other income...     1,240        433         381         450        183         689        913       1,523
Interest expense............    (1,497)    (1,514)     (1,619)     (2,229)    (2,339)     (1,976)    (2,418)     (6,181)
Foreign exchange loss.......        --         --          --          --         --          --         --        (620)
                              --------    -------     -------    --------    -------    --------   --------    --------
         Income (Loss) From
           Continuing
           Operations Before
           Income Taxes.....      (818)    (2,082)     (2,523)     (3,315)    (3,218)      1,714      4,617     (40,337)
Income taxes (benefit)......      (315)      (802)       (971)     (1,213)      (762)        986      1,990     (12,340)
                              --------    -------     -------    --------    -------    --------   --------    --------
         Income (Loss) From
           Continuing
           Operations.......      (503)    (1,280)     (1,552)     (2,102)    (2,456)        728      2,627     (27,997)
Net income (loss) from
  discontinued operations...   (33,698)     7,751       8,582     (87,700)     4,609       3,539     11,578        (657)
Write-down of discontinued
  operations to net
  realizable value..........        --         --          --      (9,700)        --     (12,342)        --     (32,652)
                              --------    -------     -------    --------    -------    --------   --------    --------
         Net Income
           (Loss)...........   (34,201)     6,471       7,030     (99,502)     2,153      (8,075)    14,205     (61,306)
Preferred stock dividends...        --         --          --          --         --        (413)      (784)       (771)
                              --------    -------     -------    --------    -------    --------   --------    --------
         Net Income (Loss)
           Available to
           Common
           Stockholders.....  $(34,201)   $ 6,471     $ 7,030    $(99,502)   $ 2,153    $ (8,488)  $ 13,421    $(62,077)
                              ========    =======     =======    ========    =======    ========   ========    ========
Income (Loss) Per Common
  Share:
  Basic:
    Continuing Operations...  $  (0.03)   $ (0.06)    $ (0.07)   $  (0.08)   $ (0.07)   $   0.01   $   0.05    $  (0.71)
    Discontinued
      Operations............     (1.74)      0.37        0.40       (3.59)      0.13       (0.24)      0.32       (0.82)
                              --------    -------     -------    --------    -------    --------   --------    --------
    Net Income (Loss).......  $  (1.77)   $  0.31     $  0.33    $  (3.67)   $  0.06    $  (0.23)  $   0.37    $  (1.53)
                              ========    =======     =======    ========    =======    ========   ========    ========

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS No. 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS 133. As a result of this amendment, SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

     On December 3, 1999, the Securities and Exchange Commission staff issued SAB No. 101, Revenue Recognition in Financial Statements. The SAB spells out four basic criteria that must be met before companies can record revenue. These are: (a) persuasive evidence that an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller's price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured.

     Many of the examples in the SAB address situations that give rise to the potential for recording revenue prematurely. They include transactions subject to uncertainties regarding customer acceptance, including rights to refunds and extended payment terms, and require continuing involvement by the seller.

     In March 2000, the SEC issued SAB 101A -- Amendment: Revenue Recognition in Financial Statements, that delays the implementation date of certain provisions of SAB 101. Under the amendment, the Company is not required to restate its prior financial statements provided that the Company reports a change in accounting principle no later than the second fiscal quarter (ending June 30, 2000) in accordance with FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. In accordance with FAS 3, for companies that adopt SAB 101 in the second quarter, financial information for the first quarter would be restated by including a cumulative effect adjustment in that quarter (i.e., the first quarter). The Company believes the adoption of SAB 101 would result in a substantial increase in the deferral of revenue for certain of our discontinued operations. The Company does not believe the adoption of SAB 101 would have a material impact on our continuing operations.

YEAR 2000 ISSUE

     In late 1999, the Company completed remediation and testing of its computer systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in its information technology and non-information technology systems to date and believe those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues and will continue to monitor its mission critical computer systems and the appropriate systems of its suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters which may arise are addressed promptly. To date, the Company is not aware of any Year 2000 disruptions in the computer systems of its significant vendors or service providers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Although our reporting currency is the U.S. dollar, an increasing percentage of our revenues will be generated from international operations. Accordingly, changes in currency exchange rates may have a significant effect on our future results of operations. For example, the accounting rate under operating agreements is often defined in monetary units other than U.S. dollars, such as "special drawing rights" or "SDRs." To the extent that the U.S. dollar declines relative to units such as SDRs, the dollar equivalent accounting rate would increase. In addition, as we expand into foreign markets, our exposure to foreign currency rate fluctuations is expected to increase. Although we do not currently engage in exchange rate hedging strategies, we may choose to limit our exposure by purchasing forward foreign exchange contracts or other similar hedging strategies. Specific hedging contracts, if any, will be subject to approval by specified officers acting within our board of directors' overall policies and limits. We intend to limit our hedging activities to the extent of our foreign currency exposure. There can be no assurance that any currency hedging strategy will be successful in avoiding currency exchange-related losses.

     We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less, in accordance with our internal investment policies. These investments are limited primarily to U.S. Treasury securities, certain time deposits, and high quality repurchase agreements and commercial paper (with restrictions on the rating of the companies issuing these instruments). We do not invest in any derivative or commodity type instruments. In addition, the restricted cash balance available to fund the next three scheduled interest payments on our 13.25% Senior Notes is invested in U.S. Treasury securities. Accordingly, we are subject to minimal market risk on any of our investments.

     The majority of our debt, which consists of $300.0 million of 13.25% Senior Notes and $115.0 million of 4.5% Convertible Notes, bears interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put us in a position of paying interest that differs from then existing rates. Our revolving line of credit agreements with a banking syndicate group and Nortel Networks, Inc. provide for borrowings which bear interest at variable rates based on either the prime rate or the London Interbank Offered Rates. We had approximately $46.7 million outstanding pursuant to our revolving line of credit agreements at December 31, 1999. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

          INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                                                               PAGE
                                                              NUMBER
                                                              ------
Reports of Independent Auditors.............................    51
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    52
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................    53
Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss for the years ended December 31, 1999,
  1998 and 1997.............................................    54
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    55
Notes to Consolidated Financial Statements..................    56

                        REPORTS OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of World Access, Inc.,

     We have audited the accompanying consolidated balance sheets of World Access, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Access, Inc. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     Ernst & Young LLP

Atlanta, Georgia
March 20, 2000

To the Board of Directors and Stockholders of World Access, Inc.,

     In our opinion, the accompanying consolidated statements of operations and changes in stockholders' equity and of cash flows present fairly, in all material respects, the results of World Access, Inc. and its subsidiaries' operations and their cash flows for the years ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Atlanta, Georgia
March 5, 1998, except for the discontinued operations reclassifications in the Consolidated Statements of Operations and Note C, which are as of March 14, 2000

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1999        1998
                                                              ----------   --------
                                                                 (IN THOUSANDS)
                                      ASSETS
Current Assets
  Cash and equivalents......................................  $  147,432   $ 55,176
  Restricted cash...........................................      32,243         --
  Accounts receivable.......................................     164,768      5,783
  Other current assets......................................      24,547      8,472
  Net assets held for sale..................................     244,388    327,928
                                                              ----------   --------
          Total Current Assets..............................     613,378    397,359
Property and equipment......................................     136,033     41,441
Goodwill....................................................     830,234     78,462
Restricted cash.............................................      14,958         --
Other assets................................................      35,201     27,387
                                                              ----------   --------
          Total Assets......................................  $1,629,804   $544,649
                                                              ==========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $   83,837   $ 13,500
  Accounts payable..........................................     182,107     15,857
  Other accrued liabilities.................................      57,590     17,186
                                                              ----------   --------
          Total Current Liabilities.........................     323,534     46,543
Long-term debt..............................................     408,338    137,523
Other liabilities...........................................         633         --
                                                              ----------   --------
          Total Liabilities.................................     732,505    184,066
                                                              ----------   --------
Stockholders' Equity
  Preferred stock, Series A, B, C, $.01 par value,
     10,000,000 shares authorized; 423,434 shares issued and
     outstanding at December 31, 1999; $1,000 per share
     liquidation preference.................................           4         --
  Common stock, $.01 par value, 150,000,000 shares
     authorized; 52,333,832 and 44,136,349 issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................         523        441
  Capital in excess of par value............................   1,062,939    472,945
  Accumulated other comprehensive loss......................        (341)        --
  Accumulated deficit.......................................    (165,826)  (112,803)
                                                              ----------   --------
          Total Stockholders' Equity........................     897,299    360,583
                                                              ----------   --------
          Total Liabilities and Stockholders' Equity........  $1,629,804   $544,649
                                                              ==========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1999          1998          1997
                                                             ----------    -----------    ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Carrier service revenue....................................   $501,081      $  10,787      $    --
Operating expenses:
Cost of carrier services...................................    448,305         10,137           --
Selling, general and administrative........................     23,628          4,617        1,435
Depreciation and amortization..............................     13,541            416          115
Provision for doubtful accounts............................      4,805             --           --
Restructuring charge.......................................     37,800             --           --
                                                              --------      ---------      -------
          Total Operating Expenses.........................    528,079         15,170        1,550
                                                              --------      ---------      -------
          Operating Loss...................................    (26,998)        (4,383)      (1,550)
Interest and other income..................................      3,308          2,504        2,386
Interest expense...........................................     12,914          6,859        1,548
Foreign exchange loss......................................        620             --           --
                                                              --------      ---------      -------
          Loss From Continuing Operations Before Income
            Taxes..........................................    (37,224)        (8,738)        (712)
Income taxes benefit.......................................     10,126          3,301          252
                                                              --------      ---------      -------
          Loss From Continuing Operations..................    (27,098)        (5,437)        (460)
Net income (loss) from discontinued operations.............     19,069       (105,065)      13,594
Write-down of discontinued operations to net realizable
  value....................................................    (44,994)        (9,700)          --
                                                              --------      ---------      -------
          Net Loss.........................................    (53,023)      (120,202)      13,134
Preferred stock dividends..................................      1,968             --           --
                                                              --------      ---------      -------
          Net Loss Available to Common Stockholders........   $(54,991)     $(120,202)     $13,134
                                                              ========      =========      =======
Loss Per Common Share:
  Basic:
     Continuing Operations.................................   $  (0.78)     $   (0.25)     $ (0.03)
     Discontinued Operations...............................      (0.69)         (5.20)        0.79
                                                              --------      ---------      -------
     Net Loss..............................................   $  (1.47)     $   (5.45)     $  0.76
                                                              ========      =========      =======
  Diluted:
     Continuing Operations.................................   $  (0.78)     $   (0.25)     $ (0.03)
     Discontinued Operations...............................      (0.69)         (5.20)        0.79
                                                              --------      ---------      -------
     Net Loss..............................................   $  (1.47)     $   (5.45)     $  0.76
                                                              ========      =========      =======
Weighted Average Shares Outstanding:
  Basic....................................................     37,423         22,073       17,242
                                                              ========      =========      =======
  Diluted..................................................     37,423         22,073       17,242
                                                              ========      =========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   ACCUMULATED
                                                      CAPITAL IN        NOTE                          OTHER
                                 PREFERRED   COMMON   EXCESS OF      RECEIVABLE     ACCUMULATED   COMPREHENSIVE
                                   STOCK     STOCK    PAR VALUE    FROM AFFILIATE     DEFICIT         LOSS          TOTAL
                                 ---------   ------   ----------   --------------   -----------   -------------   ---------
                                                                       (IN THOUSANDS)
Balance at January 1, 1997.....               $163    $   58,518     $     (572)     $  (5,735)     $      --     $  52,374
Net and comprehensive net
  income.......................                                                         13,134                       13,134
Issuance of shares for
  acquisitions of businesses...                 18        12,539                                                     12,557
Release of escrowed shares for
  acquisitions.................                            1,728                                                      1,728
Repayment of loan by
  affiliate....................                                             572                                         572
Issuance of shares for options
  and warrants.................                 12         4,594                                                      4,606
Tax benefit from option and
  warrant exercises............                            6,675                                                      6,675
Other issuances of shares......                              109                                                        109
                                   ----       ----    ----------     ----------      ---------      ---------     ---------
  Balance at December 31,
    1997.......................      --        193        84,163             --          7,399                       91,755
Net and comprehensive net
  loss.........................                                                       (120,202)                    (120,202)
Issuance of shares and options
  for acquisitions of
  businesses...................                232       358,843                                                    359,075
Release of escrowed shares for
  acquisitions.................                            6,592                                                      6,592
Issuance of shares for options
  and warrants.................                 16        10,394                                                     10,410
Tax benefit from option and
  warrant exercises............                           12,759                                                     12,759
Other issuances of shares......                              194                                                        194
                                   ----       ----    ----------     ----------      ---------      ---------     ---------
  Balance at December 31,
    1998.......................      --        441       472,945             --       (112,803)                     360,583
Net loss.......................                                                        (53,023)                     (53,023)
Foreign currency translation
  adjustment...................                                                                          (341)         (341)
                                                                                                                  ---------
Total comprehensive loss.......                                                                                     (53,364)
Issuance of preferred shares
  and option in private
  offering.....................       1                   47,749                                                     47,750
Issuance of common shares in
  private offering.............                 51        81,125                                                     81,176
Issuance of shares, options and
  warrants for acquisitions of
  businesses...................       3         20       325,117                                                    325,140
Dividends on preferred stock...                           (1,968)                                                    (1,968)
Release of escrowed shares for
  acquisitions of businesses...                  1       130,249                                                    130,250
Issuance of shares for licenses
  and other agreements.........                  5         3,193                                                      3,198
Issuance of shares for option
  and warrant exercises........                  4         1,823                                                      1,827
Tax benefit from option and
  warrant exercises............                              650                                                        650
Other issuances of shares......                  1         2,056                                                      2,057
                                   ----       ----    ----------     ----------      ---------      ---------     ---------
  Balance at December 31,
    1999.......................    $  4       $523    $1,062,939     $       --      $(165,826)     $    (341)    $ 897,299
                                   ====       ====    ==========     ==========      =========      =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(53,023)  $(120,202)  $ 13,134
Adjustments to reconcile net income (loss) to net cash from
  (used by) operating activities:
  Depreciation and amortization.............................    34,761       9,200      3,096
  Deferred income tax provision (benefit)...................    (8,626)     (7,566)     1,561
  Income tax benefit from stock option and warrant
     exercises..............................................       650      12,759      6,675
  Provision for inventory reserves..........................       491      17,193        773
  Provision for bad debts...................................     4,805      13,741        172
  In-process research and development.......................        --     100,300         --
  Restructuring and other charges...........................    36,401      18,063         --
  Write-down of discontinued operations to net realizable
     value..................................................    44,994       9,700         --
  Net gain on sale of assets held for sale..................    (8,384)         --         --
  Minority interests in earnings of subsidiary..............        --       2,497         --
  Changes in operating assets and liabilities, net of
     effects from businesses acquired:
     Accounts receivable....................................   (39,090)    (31,883)    (8,797)
     Inventories............................................       578     (24,761)   (12,147)
     Accounts payable.......................................     7,397       6,743      4,313
     Other assets and liabilities...........................    (2,439)    (18,822)   (10,382)
                                                              --------   ---------   --------
          Net Cash From (Used By) Operating Activities......    18,515     (13,038)    (1,602)
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired............   (50,894)    (40,280)   (14,840)
Proceeds on sales of assets held for sale...................    29,158          --         --
Expenditures for property and equipment.....................    (7,198)    (12,216)    (3,591)
Software development costs..................................    (5,967)     (5,226)      (360)
Repayments of (loans to) business partners..................     3,000      (7,917)        --
Other.......................................................      (285)       (888)       551
                                                              --------   ---------   --------
          Net Cash Used By Investing Activities.............   (32,186)    (66,527)   (18,240)
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sales of common and preferred stock.......   121,984          --         --
Payment of preferred stock dividends........................    (1,184)         --         --
Principal payments under capital lease obligations..........    (5,581)         --         --
Issuance of long-term debt..................................     1,654       4,116    111,909
Proceeds from exercise of stock warrants and options........     1,827      10,410      4,606
Short-term debt borrowings (repayments).....................    (4,500)      4,268       (588)
Long-term debt repayments...................................    (7,677)     (1,261)        --
Debt issuance costs.........................................      (596)       (857)      (500)
                                                              --------   ---------   --------
          Net Cash From Financing Activities................   105,927      16,676    115,427
                                                              --------   ---------   --------
          Increase (Decrease) in Cash and Equivalents.......    92,256     (62,889)    95,585
          Cash and Equivalents at Beginning of Period.......    55,176     118,065     22,480
                                                              --------   ---------   --------
          Cash and Equivalents at End of Period.............  $147,432   $  55,176   $118,065
                                                              ========   =========   ========
Supplemental Schedule of Noncash Financing and Investing
  Activities:
Issuance of equity for businesses acquired..................  $455,390   $ 365,159   $ 14,285
Exchange of Senior Notes for FaciliCom Series B Senior
  Notes.....................................................   300,000          --         --
Issuance of common stock for technology license and other
  agreements................................................     3,198         508         --
Conversion of accounts payable to common stock..............     7,000          --         --

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  GENERAL

NATURE OF BUSINESS

     World Access, Inc. and its subsidiaries (the "Company") transport international long distance voice and data traffic for PTT's, regional Bell operating companies, competitive local exchange carriers, long distance companies, private network providers and other global carriers. The Company provides its services through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. Through the acquisition of FaciliCom International in December 1999 (see "Note B") and NETnet International in February 2000 (see "Note O"), the Company plans to expand its service offerings to include the sale of bundled voice, data and Internet services direct to small- and medium-sized businesses located throughout Europe.

     Prior to the acquisition of Resurgens Communication Group in December 1998, the Company was exclusively a manufacturer and reseller of telecommunications network equipment, including digital switches, billing and network telemanagement systems, cellular base stations, fixed wireless local loop systems, intelligent multiplexers and digital microwave radio systems. In December 1999, in connection with the acquisition of FaciliCom International, the Company adopted a plan to divest all of its equipment businesses. As a result, the operating results of all equipment businesses are reported under discontinued operations in the accompanying financial statements (see "Note C").

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of World Access, Inc. and its majority owned and wholly owned subsidiaries from their effective dates of acquisition (see "Note B"). All material intercompany accounts and transactions are eliminated in consolidation.

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

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented in the balance sheets herein are based on pertinent information available to management as of the respective balance sheet dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

     The fair values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying values due to their short-term nature. The fair values of the Senior Notes, lines of credit, and capital lease obligations are estimated based on current market rates and instruments with the same risk and maturities and approximate the carrying value. The market value of the Convertible Subordinated Notes based on current market rates and instruments with the same risks and maturities is approximately $106 million.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

REVENUE RECOGNITION

     The Company records revenues from the sale of telecommunications services at the time of customer usage based upon minutes of traffic processed at contractual fees. The Company has entered into, and continues to enter into, operating agreements with telecommunications carriers in several foreign countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the FCC, whereby traffic from the foreign country is routed to U.S.-based international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy at an agreed upon rate which allows for the offsetting of receivables and payables with the same carrier (settlement on a net basis). Although the Company can reasonably estimate the revenue it will receive under the FCC's proportional share policy, there is no guarantee that the Company will receive return traffic, and the Company is unable to determine what impact changes in future settlement rates will have on net payments made and revenue received. Accordingly, the Company does not record this revenue until the service is provided.

COMPREHENSIVE LOSS

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's comprehensive loss for 1999 is comprised of a $341,000 foreign currency translation adjustment. Comprehensive loss is shown on the Statement of Stockholders' Equity.

COST OF CARRIER SERVICES

     Cost of carrier services includes network costs which consist of access, transport and termination costs. Such costs are recognized when incurred in connection with the provision of telecommunication services, including costs incurred under operating agreements.

FIBER OPTIC CABLE ARRANGEMENTS

     The Company obtains capacity on certain fiber optic cables under three types of arrangements. The Indefeasible Right of Use ("IRU") basis provides the Company the right to use a fiber optic cable, with most of the rights and duties of ownership, but without the right to control or manage the facility and without any right to salvage or duty to dispose of the cable at the end of its useful life. Because of this lack of control and the fact an IRU term typically approximates the estimated economic life of the underlying asset, the Company accounts for such leases as leased transmission and communications equipment and as capital leases. The Minimum Assignable Ownership Units ("MAOU") basis provides the Company an ownership interest in the fiber optic cable with certain rights to control and to manage the facility. Because of the ownership features, the Company records these fiber optic cables as owned transmission and communications equipment and as long-term debt. The Carrier Lease Agreement basis involves a shorter term agreement which provides the Company the right to use capacity on a cable but without any rights and duties of ownership. The Company accounts for such leases as operating leases.

FOREIGN CURRENCY TRANSLATION

     For non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates. Income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are reported as a separate component of comprehensive loss. Exchange losses and gains resulting from foreign currency transactions are

                      WORLD ACCESS, INC. AND SUBSIDIARIES
included in the results of operations based upon the provisions of SFAS No. 52, "Foreign Currency Translation."

SIGNIFICANT CUSTOMERS

     During 1999 and 1998, one customer individually accounted for 53.4% and 73.2%, respectively, of the Company's total revenue from continuing operations.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Total advertising expenses for continuing operations for 1999 and 1998 were approximately $100,000 and $49,000, respectively.

CASH AND EQUIVALENTS

     The Company considers its investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest and consist of highly liquid time deposits, commercial paper, U.S. Treasury bills and U.S. Treasury notes.

RESTRICTED CASH

     Restricted cash consists primarily of U.S. Government obligations pledged as security for certain interest payments due on the Company's 13.25% Senior Notes in 2000 and 2001 (see "Note G").

ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of an allowance for doubtful accounts of $18.5 million and $300,000 at December 31, 1999 and 1998, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates impairment of long-lived assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically evaluates property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. This evaluation consists of comparing estimated future cash flows (undiscounted and without interest charges) over the remaining life of the asset to its carrying value. When such evaluation results in a deficiency, the asset is written down to its estimated fair value.

OTHER ACCRUED LIABILITIES

     Other accrued liabilities includes interest payable of $19.0 million and $1.4 million and customer deposits of $8.7 million and $6.5 million as of December 31, 1999 and 1998, respectively.

LOSS PER COMMON SHARE

     The Company computes loss per common share pursuant to SFAS No. 128, "Earnings per Share". The computation of basic loss per share is based on the weighted average number of common shares outstanding during the period, excluding shares held in escrow of 794,000, 8,307,000 and 995,000 for 1999, 1998 and 1997, respectively. The computation of diluted loss per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options, stock warrants, convertible notes and convertible preferred stock. There was no potential

                      WORLD ACCESS, INC. AND SUBSIDIARIES
common stock included in the calculation of diluted loss per share for 1999, 1998 and 1997 as their effect would be antidilutive for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS 133". As a result of this amendment, SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

     On December 3, 1999, the Securities and Exchange Commission staff issued SAB No. 101, "Revenue Recognition in Financial Statements." The SAB spells out four basic criteria that must be met before companies can record revenue. These are (a) persuasive evidence that an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller's price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured.

     Many of the examples in the SAB address situations that give rise to the potential for recording revenue prematurely. They include transactions subject to uncertainties regarding customer acceptance, including rights to refunds and extended payment terms, and require continuing involvement by the seller.

     In March 2000, the SEC issued SAB 101A -- "Amendment: Revenue Recognition in Financial Statements", that delays the implementation date of certain provision of SAB 101. Under the amendment, the Company is not required to restate its prior financial statements provided that the Company reports a change in accounting principle no later than the second fiscal quarter (ending June 30, 2000) in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". In accordance with FAS 3, for companies that adopt SAB 101 in the second quarter, financial information for the first quarter would be restated by including a cumulative effect adjustment in that quarter (i.e., the first quarter). The Company believes the adoption of SAB 101 would result in a substantial increase in the deferral of revenue for certain of our discontinued operations. The Company does not believe the adoption of SAB 101 would have a material impact on our continuing operations.

RECLASSIFICATIONS

     Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

NOTE B:  ACQUISITIONS

RESURGENS MERGER

     On February 12, 1998, the Company executed a letter of intent to acquire Cherry Communications Incorporated, d/b/a Resurgens Communications Group ("RCG"), and Cherry Communications U.K. Limited ("Cherry U.K.", and together with RCG, "Resurgens"), providers of wholesale international long

                      WORLD ACCESS, INC. AND SUBSIDIARIES
distance services. On May 12, 1998, the Company signed definitive agreements to acquire Resurgens. On December 14, 1998, the transaction was completed in its final form whereby RCG and Cherry U.K. became wholly-owned subsidiaries of the Company (the "Resurgens Merger").

     In connection with the Resurgens Merger, the creditors of RCG and the sole stockholder of Cherry U.K. received 3,687,500 restricted shares of the Company's common stock valued at approximately $92.9 million or $25.17 per share. The shares could not be sold or otherwise transferred until December 15, 1999. The Company's policy is to value restricted stock issued in acquisitions at the average market price of its common stock for the three trading days prior and the three trading days subsequent to the date economic terms of the acquisition are announced (the "Stock Valuation Date"), less a discount to reflect the lack of marketability caused by trading restrictions, size of the share issuances and other relevant factors. A discount factor of 30% was used to value the 3,687,500 restricted shares, which was based on previous sales of restricted Company common stock, an independent review by an investment banking firm and independent studies regarding discount attributable to lack of marketability. Management believes the discount rate used to value these restricted shares was appropriate and reasonable.

     In addition to the shares noted above, the RCG creditors and Cherry U.K. stockholder were issued 7.5 million restricted shares of Company common stock. These shares were immediately placed into escrow and were originally valued at par value only, or $75,000. The shares were eligible to be released from escrow if (i) Resurgens earnings before interest, taxes, depreciation and amortization ("EBITDA") for 2000 and 2001 exceeded targeted levels; or (ii) the Company's common stock traded above certain predefined levels during 2000 or 2001; or
(iii) a change of control occurred at the Company (as defined in the Resurgens Merger agreements).

     The Company's acquisition of FaciliCom (see below) constituted a change of control for purposes of the Resurgens Merger and accordingly, the 7.5 million shares were released from escrow in December 1999. These shares were valued at approximately $127.4 million based on the price of the Company's common stock on December 7, 1999, the date the FacilCom merger closed. The net effect of the above has been to increase goodwill and stockholders' equity by $127.4 million as of December 31, 1999.

     The acquisition of Resurgens has been accounted for using the purchase method of accounting. Accordingly, the results of Resurgen's operations have been included in the accompanying consolidated financial statements from December 14, 1998. The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 20-year period. The following summarizes the allocation of the purchase price (in thousands):

Purchase price:
  Common stock issued at merger.............................  $ 92,871
  Common stock released from escrow.........................   127,425
  Forgiveness of short-term loan............................     8,260
  Cash......................................................     2,000
  Fees and expenses.........................................     1,715
                                                              --------
          Total purchase price..............................   232,271
Allocation to fair value of net assets:
  Current assets............................................    (8,650)
  Property and equipment....................................   (39,666)
  Other assets..............................................   (23,727)
  Current liabilities.......................................    40,317
  Other liabilities.........................................    22,523
                                                              --------
          Goodwill..........................................  $223,068
                                                              ========

                      WORLD ACCESS, INC. AND SUBSIDIARIES

COMM/NET ACQUISITION

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

     In connection with the acquisition, the Company issued 23,174 shares of 4.25% Cumulative Junior Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), valued at approximately $18.5 million with a $23.2 million liquidation preference, and paid approximately $3.5 million to retire certain Comm/Net notes payable outstanding at the time of acquisition. The Series B Preferred Stock is convertible into shares of the Company's common stock at a conversion rate of $16.00 per common share, subject to standard anti-dilution adjustments. If the closing trading price of the Company's common stock exceeds $16.00 per share for 45 consecutive trading days, the Series B Preferred Stock will automatically convert into common stock. Preferred dividends began accruing July 1, 1999 and are payable quarterly. In March 2000, the Series B Preferred Stock was converted into 1,448,373 shares of the Company's common stock.

     The acquisition of Comm/Net has been accounted for under the purchase method of accounting. Accordingly, the results of Comm/Net's operations have been included in the accompanying consolidated financial statements from May 1, 1999. The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 20 year period. The following summarizes the allocation of the purchase price (in thousands):

Purchase price:
  Preferred stock issued....................................  $18,539
  Debt paid.................................................    3,502
  Fees and expenses.........................................      800
                                                              -------
          Total purchase price..............................   22,841
Allocation to fair values of net assets:
  Current assets............................................   (7,754)
  Property and equipment....................................   (3,351)
  Current liabilities.......................................    9,609
  Other assets and liabilities, net.........................    1,368
                                                              -------
          Goodwill..........................................  $22,713
                                                              =======

FACILICOM MERGER

     On August 17, 1999 the Company entered into a definitive merger agreement with FaciliCom International, Inc. ("FaciliCom"), a privately owned company that is a facilities-based provider of European and U.S. originated international long-distance voice, data and Internet services. On December 7, 1999, the transaction was completed in its final form whereby FaciliCom merged into the Company (the "FaciliCom Merger").

     In connection with the FaciliCom Merger, the stockholders of FaciliCom received approximately $56.0 million in cash, 369,901 shares of Convertible Preferred Stock, Series C (the "Series C Preferred Stock"), and 495,557 vested options that each may be exercised to acquire one share of the Company's common stock at an average exercise price of $2.63 per share. In addition, the Company issued 1,912,500 non-qualified options to purchase Company common stock at an exercise price of $15.00 per share in exchange for substantially all the options held by FaciliCom's employees. The Series C Preferred Stock which has a $369.9

                      WORLD ACCESS, INC. AND SUBSIDIARIES
million liquidation preference was valued at $265.5 million based on its estimated market value as of the FaciliCom Stock Valuation Date, as determined by an investment banking firm. The stock options were valued at $24.8 million based on the Black-Scholes option valuation model. Included in other liabilities in the table below, is $300.0 million 10 1/2% FaciliCom Series B Senior Notes due 2008 which were exchanged for the Company's 13.25% Senior Notes due 2008 having an aggregate principal amount of $300.0 million. As consideration for this exchange the Company issued 942,627 shares of its common stock valued at $15.0 million to FaciliCom noteholders.

     The Series C Preferred Stock bears no dividend and is convertible into shares of the Company's common stock at a conversion rate of $20.38 per common share, subject to adjustment in the event of below market issuances of common stock, stock dividends, subdivisions, combinations, reclassifications and other distributions with respect to common stock. If the closing trading price of the Company's common stock exceeds $20.38 per share for 60 consecutive trading days, the Series C Preferred Stock will automatically convert into common stock. Initially, the holders of the Series C Preferred Stock were entitled to elect four new directors to the Company's board of directors. Except for the election of directors, the holders of the Series C Preferred Stock vote on an as-converted basis with the holders of the Company's common stock.

     The acquisition of FaciliCom has been accounted for using the purchase method of accounting. Accordingly, the results of FaciliCom's operations have been included in the accompanying consolidated financial statements from December 7, 1999. The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 20 year period. The following summarizes the allocation of the purchase price (in thousands):

Purchase price:
  Cash......................................................  $  56,000
  Preferred stock issued....................................    265,515
  Common stock issued.......................................     15,000
  Stock options issued......................................     24,785
  Fees and expenses.........................................     14,250
                                                              ---------
          Total purchase price..............................    375,550
Allocation to fair value of net assets:
  Current assets............................................   (183,934)
  Property and equipment....................................   (116,479)
  Other assets..............................................     (1,362)
  Current liabilities.......................................    205,230
  Other liabilities.........................................    313,148
                                                              ---------
          Goodwill..........................................  $ 592,153
                                                              =========

PRO FORMA RESULTS OF OPERATIONS

     On a pro forma, unaudited basis, as if the acquisitions of Resurgens, Comm/Net and FaciliCom had occurred as of January 1, 1998, total revenue, operating loss, loss from continuing operations and net loss from continuing operations per diluted common share for the years ended December 31, 1999 and 1998 would have been approximately $902.3 million and $365.0 million; $98.6 million and $139.9 million; $130.5 million and $167.8 million; and $2.64 and $4.25, respectively. These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the acquisitions been in effect on the dates indicated.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE C:  DISCONTINUED OPERATIONS

  OVERVIEW

     In December 1998, the Company adopted a plan to offer for sale its non-proprietary equipment businesses (see "1998 Plan"). In December 1999, in connection with the FaciliCom Merger, the Company adopted a plan to divest all of its remaining equipment businesses in order to focus on its international long distance businesses (see "1999 Plan"). As a result of these plans, all of the Company's equipment businesses have been accounted for as discontinued operations and, accordingly, the results of their operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented. Results of discontinued operations were as follows (in thousands):

                                                           1999       1998       1997
                                                         --------   ---------   -------
Total sales............................................  $265,718   $ 199,903   $92,984
Cost of equipment sold.................................   162,638     121,789    60,072
Write-down of inventories..............................     2,332      17,110       773
                                                         --------   ---------   -------
          Gross profit.................................   100,748      61,004    32,139
Research and development...............................    17,511       6,966     1,862
Selling, general and administrative....................    36,599      17,632     7,393
Provision for doubtful accounts........................    10,266      13,741       172
Amortization of goodwill...............................     8,585       4,905     1,640
Restructuring and other charges........................        --      19,890        --
In-process research and development....................        --     100,300        --
                                                         --------   ---------   -------
          Operating income (loss)......................    27,787    (102,430)   21,072
Gain on exchange of securities.........................     9,590          --        --
Net interest income (expense)..........................      (786)        996       310
                                                         --------   ---------   -------
          Income (loss) before income taxes and
            minority interests.........................    36,591    (101,434)   21,382
Income taxes (benefit).................................   (17,522)      1,134     7,788
Minority interests in earnings of subsidiary...........        --       2,497        --
                                                         --------   ---------   -------
          Income (loss) before write-down of
            discontinued operations to net realizable
            value......................................    19,069    (105,065)   13,594
Write-down of discontinued operations to net realizable
  value................................................   (44,994)     (9,700)       --
                                                         --------   ---------   -------
          Net income (loss)............................  $(25,925)  $(114,765)  $13,594
                                                         ========   =========   =======

     In general, sales are recognized when the Company's products are shipped, provided that there are no significant uncertainties regarding the customers' acceptance and collection of the related receivable is probable. Revenue is deferred for estimated future returns for stock balancing and excess quantities above levels the Company deems appropriate in its distribution channels.

     Sales of software products, which have not been material to date, are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The assets and liabilities of the discontinued operations are reflected as "Net assets held for sale" in the Consolidated Balance Sheets and consisted of the following at December 31 (in thousands):

                                                                1999       1998
                                                              --------   --------
Accounts receivable.........................................  $ 58,080   $ 64,702
Inventories.................................................    26,716     48,591
Other current assets........................................    40,369     50,094
                                                              --------   --------
          Total current assets..............................   125,165    163,387
Property and equipment......................................    13,198     22,161
Goodwill and other intangibles..............................   167,295    213,659
Other assets................................................    17,891      4,572
                                                              --------   --------
          Total assets......................................   323,549    403,779
Accounts payable............................................    22,771     23,100
Other current liabilities...................................    40,840     37,589
Long-term debt..............................................       169        341
Other liabilities...........................................    15,381     14,821
                                                              --------   --------
          Net assets held for sale..........................  $244,388   $327,928
                                                              ========   ========

     In the normal course of business, the Company enters into certain sales-type lease arrangements with equipment customers. These leases are generally sold to third-party financing institutions. A portion of these arrangements contains certain recourse provisions under which the Company remains liable. The Company's maximum exposure under the recourse provisions, net of related reserves, was approximately $21.9 million at December 31, 1999. A portion of this contingent obligation is collateralized by security interests in the related equipment. The fair value of the recourse obligation at December 31, 1999 was not determinable as no market exists for these obligations.

RESEARCH AND DEVELOPMENT

     Research, engineering and product development costs are expensed as incurred. Costs incurred in the research and development of new software products and certain enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are amortized commencing with product introduction utilizing the straight-line method over the remaining economic life of the product, not to exceed four years. The unamortized capitalized costs by product are reduced to an amount not to exceed their future net realizable value at each balance sheet date. Future net realizable value is determined based on sales forecasts. Capitalized software costs, net of accumulated amortization, are included in Goodwill and other intangibles.

     The amount of development costs capitalized in accordance with SFAS No. 86 for 1999, 1998 and 1997 was $6.0 million, $5.2 million and $360,000, respectively. Amortization of software development costs charged to expense for 1999 and 1998 was $576,000 and $106,000, respectively. There was no amount charged to expense in 1997.

  1998 PLAN

     In December 1998, the Company formalized its plan to offer for sale two businesses, (i) the resale and repair of Nortel and other original equipment manufacturers' wireline switching equipment, and (ii) pay telephone refurbishment. In connection therewith, the Company recorded a $9.7 million charge in the fourth

                      WORLD ACCESS, INC. AND SUBSIDIARIES
quarter of 1998, for the estimated loss to dispose of these discontinued operations. This loss, which was recorded as partial impairment of existing goodwill, was determined by comparing the book value of the net assets of the discontinued operations to their net realizable value. The net realizable value was estimated based on preliminary valuation work performed by an investment banking firm engaged by the Company to assist in the sale of these businesses and a preliminary non-committal offer from a prospective buyer.

     During the first six months of 1999, the Company and its investment bankers formally solicited offers for the two businesses. The preliminary offer referred to above was eventually withdrawn by the potential suitor and the formal selling process generated only one serious offer for the businesses. The Company eventually refused this offer due to its low price and substantial credit risk.

     During this selling process, the Company's Nortel resale business significantly deteriorated, and its pay telephone refurbishment business began showing signs of weakness. In mid 1999, faced with an unsuccessful selling process and future operating losses, management elected to begin liquidating the Nortel resale and repair business. A formal liquidation plan designed to eliminate future quarterly losses, maximize net cash proceeds and realize significant deferred tax credits, was adopted by management and communicated to all affected employees.

     As a result of this revised plan, the Company recorded an additional charge of $12.3 million in the second quarter of 1999 to reflect the additional loss expected to be realized on the liquidation of the Nortel resale and repair business. Significant elements of this charge consisted of $5.6 million to write-off all remaining goodwill, $4.3 million to write-down inventories to estimated realizable value, $600,000 to write-down leasehold improvements, test equipment and other assets to estimated realizable value, $300,000 for severance benefits, and $300,000 for the estimated loss on the disposal of facility leases. The charge also included approximately $200,000 for net operating losses expected to be incurred by the Company during this liquidation process.

     In the fourth quarter of 1999, the Company completed the liquidation of its Nortel resale and repair business in accordance with the above plan and sold its pay telephone refurbishment business for approximately $2.0 million in cash.

  1999 PLAN

     In December 1999, the Company adopted a plan to divest, spin-off or otherwise monetize its remaining equipment businesses, consisting of the following:

     - Telco Systems Division (acquired November 1998), a provider of next generation transport and access solutions for service providers throughout the world. Its products include intelligent integrated access devices, multiplexers and digital microwave radios.

     - NACT Switching Division (acquired February 1998), a provider of advanced switching platforms with integrated proprietary applications software as well as billing and telemanagement systems.

     - Wireless Local Loop Division, a research and development group designing a next generation, fixed wireless local loop system.

     - Cellular Infrastructure Supply Division (acquired March 1997), a value-added supplier of new and re-furbished cellular base stations and related equipment.

     - Galaxy Engineering Division (acquired August 1997), a provider of system design, optimization and other value-added radio engineering and consulting services.

     The Company sold Galaxy in December 1999 for approximately $15.0 million in cash. The remaining businesses are being offered for sale by two investment banking firms engaged by the Company. The Company

                      WORLD ACCESS, INC. AND SUBSIDIARIES
has signed a definitive agreement to sell Telco Systems (see "Note O") and expects to sell all of these businesses during 2000.

     Although the Company expects to realize a significant net gain from the sale of all these businesses, certain of these businesses are expected to be sold or liquidated at a loss. Accordingly, in the fourth quarter of 1999, the Company recorded a $32.7 million charge to write-down certain of these businesses to their estimated net realizable value. Significant elements of this charge consisted of $19.8 million to write-off goodwill, $4.6 million to write-down capitalized software, $3.4 million to write-down inventories to estimated realizable value and $1.6 million to provide for net operating losses expected to be incurred by certain divisions during this selling process.

RESTRUCTURING AND OTHER CHARGES

     During 1998, the Company approved and began implementing two restructuring programs designed to reduce operating costs, outsource manufacturing requirements and focus Company resources on recently acquired business units containing proprietary technology or services. A summary of restructuring and related charges recorded in connection with these programs follows (in thousands):

Severance and termination benefits..........................  $ 2,600
Idle facility costs.........................................    2,540
Asset write-downs...........................................   13,113
Other exit costs............................................    1,637
                                                              -------
       Total restructuring charges                             19,890
Write-down of inventories...................................   17,110
Provision for doubtful accounts.............................   12,600
                                                              -------
       Total charges........................................  $49,600
                                                              =======

     In January 1998, the Company approved and began implementing a restructuring program to consolidate several operations and exit the contract manufacturing business. The Company's wireline telecom equipment resale business ("AIT") in Lakeland, Florida and its circuit board repair operations were consolidated into a new facility in Orlando, Florida; the Company's manufacturing operations were moved from an old facility in Orlando to a new facility in Alpharetta, Georgia; and the Company's Scottsdale, Arizona operations were integrated into the Company's Radio facility in Wilmington, Massachusetts. This restructuring program was completed in June 1998. No costs were included in the restructuring charges that were expected to derive future economic benefit to the Company.

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

     In December 1998, in connection with the (i) recently completed acquisition of NACT, Telco Systems and Resurgens; (ii) election of several new outside directors to the Company's board; and (iii) appointment of a new Chief Executive Officer, the Company approved and began implementing a major restructuring program to reorganize its operating structure, consolidate several facilities, outsource its manufacturing requirements, rationalize its product offerings and related development efforts, and pursue other potential

                      WORLD ACCESS, INC. AND SUBSIDIARIES
synergies expected to be realized as a result of the integration of recently acquired businesses. The fourth quarter charge amounted to $43.0 million. The Company completed the restructuring program in 1999.

     Costs associated with the reorganized operating structure consisted primarily of termination benefits payable to the Company's former President, which were paid throughout 1999, and remaining lease obligations on the Company's Equipment Group headquarters facility in Alpharetta, Georgia. Group personnel relocated to the Company's headquarters in Atlanta in February 1999 and the facility was closed.

     Restructuring charges also included costs associated with the consolidation of the Company's Radio operations in Wilmington, Massachusetts into Telco Systems' facility in Norwood, Massachusetts. Manufacturing of wireless radios was out-sourced to a contact manufacturer and all other aspects of the Company's Radio operations were integrated into Telco Systems' existing operating infrastructure. Severance and other termination benefits of approximately $1.2 million were paid to approximately 60 Radio employees as the consolidation program was completed during the first half of 1999. A provision of $577,000 was recorded for the costs associated with the idle portion of the Wilmington facility, the lease of which was terminated in December 1999. Production equipment was written-down by $700,000 to reflect its estimated net realizable value upon disposal.

     An integral part of the restructuring program was the Company's decision to outsource all its electrical manufacturing requirements and sell its Alpharetta, Georgia manufacturing operations to an established contract manufacturer. Severance and other termination benefits of $426,000 were provided for in December 1998, the majority of which was paid in January 1999 to approximately 25 personnel. Restructuring charges also included the write-off of $365,000 in leasehold improvements related to the manufacturing portion of the Alpharetta facility, and $2.4 million to write-down production equipment and other manufacturing assets to their estimated net realizable values. The Company completed the sale of its manufacturing operations in March 1999. The actual loss incurred in connection with the sale did not differ materially from the amounts recorded in the restructuring charges

     The most significant component of the restructuring charges related to a change in the Company's long-term focus for its switching products, primarily its Compact Digital Exchange ("CDX") switch. In January 1999, the Company elected to reallocate development resources targeted for the CDX switch as a stand-alone product to the integration of the central office functionally of the CDX switch and the long-distance functionality of NACT's switch into a common, next generation technology platform. This strategic decision, performance difficulties experienced by certain customers' applications of the CDX switch in 1998, and dramatically reduced internal estimates for CDX switch revenues in 1999 caused the Company to significantly write-down all CDX related assets as of December 31, 1998.

     Other charges recorded in the fourth quarter of 1998 were provisions for potential inventory obsolescence and doubtful accounts of $8.8 million and $10.7 million, respectively. The inventory charge consisted primarily of $4.7 million to write-down CDX inventories to estimated net realizable value and $3.8 million to reflect estimated losses to be incurred in connection with the sale of Radio and manufacturing inventories to contract manufacturers. The provision for doubtful accounts was recorded primarily to reduce the carrying value of accounts receivable resulting from previous CDX sales to estimated minimum realizable values in light of the issues noted above.

GAIN ON EXCHANGE OF SECURITIES

     In connection with the acquisition of Telco Systems, the Company acquired an investment in the common stock of Omnia Communications, Inc. ("Omnia") and warrants to purchase additional common stock of Omnia. The fair value of the investment in Omnia at the time of the acquisition of Telco Systems was approximately $3.0 million and, thereafter, it was accounted for by the Company under the cost method.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     In March 1999, Omnia announced that it had entered into an agreement to be acquired by Ciena Corp. ("Ciena"), a publicly traded company. In June 1999, the Company exercised the outstanding warrants to purchase additional common stock in Omnia. In July 1999, Ciena's acquisition of Omnia was completed, and the Company received approximately 445,000 shares of Ciena common stock in exchange for its holdings of Omnia common stock, of which approximately 45,000 shares or 10% are being held in escrow for a period of one year related to certain representations and warranties made by Omnia. In accordance with EITF No. 91-5, Nonmonetary Exchange of Cost-Method Investments, the Company recognized a one-time gain, net of taxes, during 1999 of approximately $7.9 million on the exchange of the Omnia common stock.

SIGNIFICANT ACQUISITIONS

     NACT. In the fourth quarter of 1997, the Company began a three-phase acquisition of NACT Telecommunications, Inc., ("NACT") a Provo, Utah based single-source provider of advanced telecommunications switching platforms with integrated telephony software applications and network telemanagement capabilities. During November and December 1997, the Company purchased 355,000 shares of NACT common stock in the open market for approximately $5.0 million.

     On December 31, 1997, the Company entered into a stock purchase agreement with GST Telecommunications, Inc. ("GST") and GST USA, Inc. ("GST USA") to acquire 5,113,712 shares of NACT common stock owned by GST USA, representing approximately 67.3% of the outstanding shares of NACT (the "NACT Acquisition"). On February 27, 1998, the NACT Acquisition was completed with GST USA receiving $59.7 million in cash and 1,429,907 restricted shares of the Company's common stock valued at approximately $26.9 million. These shares were valued at $18.80 per share, a 20% discount to the closing market price of Company common stock on February 26, 1998. Management believes this valuation was appropriate and reasonable based on the fact that GST USA sold all 1,429,907 restricted shares at $18.80 per share to an independent third party in a private transaction completed on February 27, 1998.

     In addition, the Company issued 740,543 non-qualified options to purchase Company common stock at $11.15 per share and 106,586 non-qualified options to purchase Company common stock at $16.25 per share in exchange for substantially all the options held by NACT employees, which became immediately vested in connection with the NACT Acquisition. These options had an initial fair value of approximately $8.4 million based on the Black-Scholes option valuation model.

     Under the terms of the Company's stock purchase agreement with GST, the Company and GST agreed to share evenly the costs of any judgement against NACT as a result of a patent dispute claim filed by Aerotel, Ltd. and Aerotel U.S.A., Inc. (collectively "Aerotel") in 1996. Subsequent to the NACT Acquisition, the Company actively engaged in settlement negotiations. On October 26, 1998, the Company, GST and Aerotel settled the Aerotel litigation. The Company's portion of the total settlement costs, including NACT legal fees, was approximately $3.4 million. The payment made to Aerotel was satisfied through the issuance of 137,334 shares of Company common stock. The settlement costs incurred by the Company as a result of the Aerotel litigation were accounted for as additional NACT purchase price.

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

     The acquisition of NACT has been accounted for using the purchase method of accounting. Accordingly, the results of NACT's operations have been included in the accompanying consolidated financial statements from February 27, 1998, the date the majority interest was acquired. The purchase price was allocated to the net assets acquired, including $44.6 million of purchased in-process research and development ("R&D"). The

                      WORLD ACCESS, INC. AND SUBSIDIARIES
excess of purchase price over the fair value of net assets acquired, approximately $92.7 million, has been recorded as goodwill and is being amortized over a 20 year period.

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

     The value of the purchased in-process technology from NACT and Telco Systems (see below) was determined by estimating the projected net cash flows related to in-process research and development projects, excluding costs to complete the development of the technology. These cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below for each respective acquisition. The resultant net present value amount was then reduced by a stage of completion factor. This factor more specifically captures the development risk of an in-process technology (i.e., market risk is still incorporated in the estimated rate of return).

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     Set forth in the table below are details relating to the significant NACT in-process research and development projects (dollar amounts in thousands):

                                                                        PERCENTAGE OF
                                                                          COMPLETION           ESTIMATED COST TO
                                                                            AS OF                 COMPLETION
                                PERCENTAGE OF                       ----------------------   AS OF THE ACQUISITION
                                    NACT         COSTS INCURRED                                    DATE FOR
                                    IPR&D       AS OF ACQUISITION   ACQUISITION              ---------------------
DEVELOPMENT PROJECT                CHARGE             DATE             DATE       12/31/99   1998    1999    2000
-------------------             -------------   -----------------   -----------   --------   -----   -----   -----
STX Application Switching
  Platform....................       43%             $1,347             80%         100%      $56    $285
TCPIP.........................        7                 227             90          100         8      17
SS7/C7........................       14               1,280             72           92        54     324    $116
NTS Telemanagement and Billing
  System......................       26               1,425             91          100        54      82
E1/T1 CONVERSION..............        6                 125             48           95        20     117
MCU...........................        1                 123             24           90        66     334
68060.........................        2                 218             48          100        60     178

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     Telco Systems. On June 4, 1998, the Company entered into a definitive agreement to acquire Telco Systems, Inc. ("Telco Systems") a Norwood, Massachusetts-based manufacturer of broadband transmission, network access and bandwidth optimization products. On October 13, 1998 the Company and Telco Systems agreed to amend the agreement to provide Telco Systems stockholders a minimum per share value. On November 30, 1998, the transaction was completed in its final form whereby Telco Systems was merged with and into a wholly-owned subsidiary of the Company (the "Telco Systems Merger").

     In connection with the Telco Systems Merger, the stockholders of Telco Systems received 7,041,773 shares of the Company's common stock valued at approximately $143.0 million. In addition, the Company issued 1,028,670 non-qualified options to purchase Company common stock at an average exercise price of $15.78 per share in exchange for substantially all the options held by Telco Systems employees, which became immediately vested in connection with the Telco Systems Merger. These options had an initial fair value of approximately $10.8 million based on the Black-Scholes option valuation model.

     The acquisition of Telco Systems has been accounted for using the purchase method of accounting. Accordingly, the results of Telco Systems' operations have been included in the accompanying consolidated financial statements from November 30, 1998. The purchase price was allocated to net assets acquired, including $50.3 million of purchased in-process R&D. The excess of purchase price over the fair value of net assets acquired, approximately $39.4 million, has been recorded as goodwill and is being amortized over a 20 year period. Purchased in-process R&D, which consisted of the value of Telco Systems products in the development stage that were not considered to have reached technological feasibility as of the date of the Telco Systems Merger, was expensed in the fourth quarter of 1998 in accordance with applicable accounting rules.

     Telco Systems develops and manufactures products focused on providing integrated access for network services. Telco Systems' products can be separated into three categories: (1) broadband transmission products, (2) network access products, and (3) bandwidth optimization products. Telco Systems' products are deployed at the edge of the service provider's networks to provide organizations with a flexible, cost-effective means of transmitting voice, data, video and image traffic over public or private networks.

     At the time of acquisition, Telco Systems had several primary projects in development relating to next-generation telecommunication and data network hardware. These projects were at various stages in the development process. Some were about to enter the testing phase of the initial hardware prototype, while others were still in the early concept and design specification stages. These projects were scheduled for commercial release at various points in time from December 1998 through early 2000.

     Telco Systems' in-process research and development projects are being developed to run on new communications protocols and technologies not employed in its current products. These include HDSL, SONET, Voice over IP and ATM inverse multiplexing. Additionally, the products to be commercialized from Telco Systems' in-process research and development are expected to include interface support not in Telco Systems' current product line, including E1, DS3 and OC3.

     Revenue attributable to Telco Systems' aggregate in-process technology was assumed to increase over the first six years of the projection period at annual rates ranging from a high of 103.6% to a low of 3.8%, reflecting both the displacement of Telco Systems' old products by these new products as well as the expected growth in the overall market in which Telco Systems' products compete. Thereafter, revenues are projected to decline over the remaining projection period at annual rates ranging from 15.2% to 42.6%, as the acquired in process technologies become obsolete and are replaced by newer technologies.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     Set forth in the table below are details relating to the significant Telco Systems in-process research and development projects (dollar amounts in thousands):

                                                                          PERCENTAGE OF
                             PERCENTAGE OF                              COMPLETION AS OF
                                 TELCO                               -----------------------       ESTIMATED COSTS TO COMPLETION
                                SYSTEMS          COSTS INCURRED                                   AS OF THE ACQUISITION DATE FOR
                                 IPR&D          AS OF ACQUISITION    ACQUISITION                  -------------------------------
DEVELOPMENT PROJECT             CHARGE                DATE              DATE        12/31/99      1998        1999         2000
-------------------          -------------      -----------------    -----------    --------      -----      -------      -------
Access 45/60 Release I.....        1%                $2,610              72%          100%        $ 77       $  923
EdgeLink 100 E1(1).........        4                    880              47           N/A           76          914
Voice over Packet MSIA(2)..       11                  1,730              45            70          162        1,948
EdgeLink 300...............       48                  2,200              90           100          100          200
EdgeLink 600 MSAC(3).......       34                  6,220              60            70          619        5,461       $1,000
Hyperspan SMUG(1)..........        2                    760              77           N/A           38          192

---------------

(1) During the first quarter of 2000, Telco Systems management decided to discontinue development of Edgelink 100 E1 and Hyperspan SMUG due to inability to meet cost and feature targets.
(2) The original Voice over Packet project has been re-defined to incorporate additional features, and is now referred to as Voice over Packet MSIA.
(3) During the first quarter of 2000, Telco Systems management consolidated several development projects, including the Edgelink 600 and Edgelink 650/IMA/Sonet IAD, into a new project, Edgelink 600 MSAC, incorporating a redefined feature set.

     Management expects that the cost to complete the development of the acquired in-process technologies and to commercialize the resulting products will aggregate approximately $11.7 million through 2001. Over the projection period, management expects to spend an additional aggregate $48.2 million on sustaining development efforts relating to the acquired in-process technologies. These sustaining efforts include bug fixing, form-factor changes and identified upgrades.

NOTE D:  RESTRUCTURING CHARGE

     In December 1999, the Company recorded a one-time restructuring charge of $37.8 million in connection with the FaciliCom Merger. The restructuring charge includes the estimated costs of (i) consolidating certain of the Company's United States gateway switching centers and related technical support functions into existing FaciliCom operations; (ii) consolidating the Company's United Kingdom operations into existing

                      WORLD ACCESS, INC. AND SUBSIDIARIES

FaciliCom operations; (iii) consolidating certain of the Company's administrative functions into FaciliCom's operations; and (iv) eliminating other redundant operations and assets as a result of combining the two entities.

     FaciliCom is a multi-national long distance service carrier focused on providing international wholesale telecommunications services to other carriers worldwide. FaciliCom provides these services over its carrier-grade international network, which consists of 17 gateway switches as well as a satellite earth station. Given the duplication of network assets between the two entities, including switching and transmission equipment, the Company made the decision in late 1999 to shut down and dispose of its six gateway switches located in Chicago, Los Angeles, Newark, Dallas, San Francisco and London. The Company intends to dispose of these six switches and related network assets through sale in the secondary switching and transmission equipment market during 2000. The restructuring charge also provides for the write-off of leasehold improvements at the six switch sites and lease commitments remaining on certain facilities and equipment taken out of service.

     Approximately 25 personnel whose job functions included accounting and administrative support as well as network operations were terminated as part of the overall restructuring. The termination benefits associated with these personnel are included in the restructuring charge.

     The following table summarizes the amounts included in each component of the restructuring charge (in thousands):

                                                             RESTRUCTURING     1999     RESERVE BALANCE
                                                                CHARGE       ACTIVITY     AT 12/31/99
                                                             -------------   --------   ---------------
Write-down of leasehold improvements.......................     $ 1,506      $ 1,506        $   --
Write-down of network equipment............................      25,372       25,372            --
Write-down of redundant software and general equipment.....       1,256        1,256            --
Accrual for lease and circuit cost commitments.............       8,078        1,216         6,862
Accrual for termination benefits...........................       1,588          270         1,318
                                                                -------      -------        ------
                                                                $37,800      $29,620        $8,180
                                                                =======      =======        ======

     The restructuring accrual is recorded in "Other accrued liabilities" on the Company's December 31, 1999 balance sheet. The restructuring program is expected to be completed in 2000.

NOTE E:  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives (from three to eight years) of the related assets. Included in property and equipment are network assets leased under certain IRU and MAOU agreements and other equipment lease agreements. Assets recorded under capital leases are recorded at the present value of the future minimum lease payments and depreciated over the lesser of the related lease term or useful life of the related assets. Total depreciation expense for 1999, 1998 and 1997 was $5.8 million, $253,000 and $115,000, respectively.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     Property and equipment consisted of the following at December 31 (in thousands):

                                                                1999      1998
                                                              --------   -------
Leasehold improvements......................................  $  4,667   $ 2,028
Network equipment...........................................    67,208    26,326
IRU and MRU assets..........................................    56,015     9,675
Computer equipment..........................................    11,830     3,088
Other.......................................................     2,803       992
                                                              --------   -------
                                                               142,523    42,109
Accumulated depreciation....................................    (6,490)     (668)
                                                              --------   -------
                                                              $136,033   $41,441
                                                              ========   =======

     The Company capitalizes the costs of software and software upgrades for use in its network. Replacements and betterments are also capitalized. Maintenance and repairs are expensed as incurred.

     The Company leases various facilities and equipment under operating leases. As of December 31, 1999, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were approximately $23.9 million, payable over the next five years as follows: 2000 -- $5.6 million; 2001 -- $5.1 million; 2002 -- $4.9 million; 2003 -- $4.4 million; and
2004 -- $3.9 million.

     Total rental expense under operating leases for 1999 and 1998 was approximately $3.9 million and $280,000, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

NOTE F:  GOODWILL

     Goodwill from acquisitions, representing the excess of purchase price paid over the value of net assets acquired, consisted of the following at December 31 (in thousands):

                                                                1999      1998
                                                              --------   -------
Resurgens...................................................  $223,068   $78,626
Comm/Net....................................................    22,713        --
FaciliCom...................................................   592,153        --
                                                              --------   -------
                                                               837,934    78,626
Accumulated amortization....................................     7,700       164
                                                              --------   -------
                                                              $830,234   $78,462
                                                              ========   =======

     The Company amortizes goodwill to expense on a straight-line basis over a 20-year period. The Company reviews the net carrying value of goodwill on a regular basis, and if deemed necessary, charges are recorded against current operations for any impairment in the value of these assets. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows. Goodwill is removed from the books when fully amortized. Amortization expense for 1999 and 1998 was $7.5 million and $164,000, respectively.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE G:  DEBT

SUMMARY

     Debt consisted of the following at December 31 (in thousands):

                                                                1999       1998
                                                              --------   --------
13.25% Senior Notes due 2008................................  $285,078   $     --
4.5% Convertible Subordinated Notes due 2002................   115,000    115,000
Bank line of credit.........................................    25,000      4,500
IRU and other capital lease obligations.....................    45,380     29,934
Nortel line of credit.......................................    21,717         --
Other debt..................................................        --      1,589
                                                              --------   --------
          Total debt........................................   492,175    151,023
Amount due within one year..................................    83,837     13,500
                                                              --------   --------
          Long-term debt....................................  $408,338   $137,523
                                                              ========   ========

     Interest paid during 1999, 1998 and 1997 was $8.1 million, $5.7 million and $24,000, respectively.

SENIOR NOTES

     In December 1999, as an integral part of the FaciliCom Merger, the Company issued $300.0 million in aggregate principal amount of 13.25% Senior Notes due 2008 ("Senior Notes") in exchange for all outstanding 10 1/2% FaciliCom Series B Senior Notes due 2008 having an aggregate principal amount of $300.0 million. To facilitate the exchange, the Company also paid holders of FaciliCom's Senior Notes $3.0 million of cash and issued them 942,627 shares of Company common stock having an aggregate market value of $15.0 million (the "Stock Consideration"). The $18.0 million in total exchange consideration was accounted for as additional FaciliCom purchase price (see "Note B").

     Other than the pledged assets discussed below, the Senior Notes are general unsecured obligation of the Company. The Senior Notes rank senior in right of payment to any of the Company's existing and future obligations expressly subordinated in right of payment and will be pari passu in right of payment with all of the Company's other existing and future unsecured and unsubordinated obligations, including trade payables. The Company's subsidiaries are not guarantors of the Senior Notes.

     The Senior Notes bear interest at the rate of 13.25% per annum, payable in arrears on January 15 and July 15 of each year, and mature on January 15, 2008. The Senior Notes are not redeemable by the Company prior to January 15, 2003. At any time after that date, the Company has the option to redeem the Senior Notes at the following redemption prices plus accrued and unpaid interest (based on January 15 fiscal year): 2003 -- 106.625%; 2004 -- 104.417%; 2005 -- 102.208%;
and 2006 to maturity -- 100.0%. In the event of a change in control of ownership of the Company, each holder of the Senior Notes has the right to require the Company to purchase all or any of such holder's Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount.

     The Senior Notes require the Company to maintain certain financial and nonfinancial covenants, including limitations on additional indebtedness, restricted payments including dividends, transactions with affiliates, liens and asset sales. Upon the sale of certain of its equipment businesses (see "Note C"), the Company will be obligated to tender for all or a portion of the Senior Notes at a purchase price equal to 100% of principal, plus accrued and unpaid interest, less the current market value of the Stock Consideration at the date the tender offer is commenced. The tender offer must be made within 270 days of the qualified asset sale(s).

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     Upon issuance, the Company recorded the Senior Notes at $285.0 million, total principal less a $15.0 million original issuance discount. The discount was based on the estimated fair market value of the Senior Notes on the date of issuance as determined by an investment banking firm. The discount will be amortized to interest expense over the term of the Senior Notes.

     At the time of the FaciliCom Merger, FaciliCom had approximately $47.0 million invested in U.S. Government obligations that served as collateral for its Series B Senior Notes. In connection with the exchange transaction, the FaciliCom note holders released this collateral and the Company was required to pledge these assets as collateral for its Senior Notes. The pledged assets, recorded as "Restricted cash" on the Company's December 31, 1999 balance sheet, will be released to the Company to partially fund interest payments due on the Senior Notes in 2000 and 2001.

CONVERTIBLE SUBORDINATED NOTES

     In October 1997, the Company sold $115.0 million in aggregate principal amount of convertible subordinated notes (the "Convertible Notes") under Rule 144A of the Securities Act of 1933. The Convertible Notes bear interest at the rate of 4.5% per annum, are convertible into Company common stock at an initial price of $37.03 per share and mature on October 1, 2002. Interest on the Convertible Notes is payable on April 1 and October 1 of each year. The Convertible Notes are general unsecured obligations of the Company and are subordinate in right of payment to all existing and senior indebtedness. The Company received $111.5 million from the sale of the Notes, after the application of the initial purchasers' discount fees of $3.5 million.

     The discount fees and legal, accounting, printing and other expenses (the "Debt issuance costs") related to the Convertible Notes amounted to approximately $4.0 million, and are being amortized to expense over the five-year term of the Convertible Notes. During 1999, 1998 and 1997, the Company recognized amortization expense of approximately $1.1 million, $800,000 and $200,000, respectively. Debt issuance costs of approximately $3.2 million are included in "Other assets" on the Company's December 31, 1999 balance sheet.

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

     Set forth below is summarized financial information of WA Telcom presented for the information of its debtholders. The summarized financial information presented below includes the results of operations for the following businesses from their respective dates of acquisitions: Discontinued operations: Cellular Infrastructure Supply, Inc. -- January 1997; Galaxy Personal Communications Services, Inc. -- July 1997; Advanced TechCom, Inc. -- January 1998; NACT Telecommunications, Inc. -- February 1998; Continuing operations: Cherry Communications Incorporated and Cherry Communications U.K. Limited -- December 1998; and Comm/Net Holdings -- May 1999. Separate financial statements of WA Telcom are not presented because management has determined that they would not be material to investors. In addition, summarized financial information for 1997 is not presented as there is no difference between this information and the 1997 consolidated financial statements included herein. The only difference between the summarized financial

                      WORLD ACCESS, INC. AND SUBSIDIARIES
information of WA Telcom and the 1998 consolidated financial statements is that WA Telcom does not include the transactions incurred by the new parent holding company from October 28, 1998 to December 31, 1998, including the acquisition of Telco Systems on November 30, 1998. The only difference between the summarized financial information of WA Telcom and the 1999 consolidated financial statements is that WA Telcom does not include the transactions incurred by the parent holding company, Telco Systems and FaciliCom.

                           BALANCE SHEET INFORMATION

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Current assets..............................................  $108,264   $162,554
Non-current assets..........................................   448,311    300,139
Total assets................................................   556,575    462,693
Current liabilities.........................................   112,020     70,976
Non-current liabilities.....................................   131,009    145,839
Stockholders equity.........................................   313,546    245,878
Total liabilities and stockholders equity...................   556,575    462,693

                        OPERATING STATEMENT INFORMATION

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Total sales from continuing operations......................  $ 444,463    $  10,787
Gross profit from continuing operations.....................     44,906          650
Loss from continuing operations.............................    (19,034)      (4,602)
Income (loss) from discontinued operations(1)...............        298      (68,411)
Net loss....................................................    (42,931)     (73,848)

---------------

(1) Income (loss) from discontinued operations in 1998 includes special charges relating to: $50.0 million of in-process research and development; $6.2 million of goodwill impairment; and $17.2 million of restructuring and other charges.

BANK LINE OF CREDIT

     In December 1998, the Company entered into a $75.0 million revolving line of credit facility (the "Facility"), with a banking syndicate group led by Bank of America, The Facility consists of a 364-day revolving line of credit which may be extended under certain conditions and provides the Company the option to convert existing borrowings to a three year term loan. In December 1999, the Company amended the facility to increase the line of credit to $100.0 million and extend the credit for another 364-day term.

     Borrowings under the facility are secured by a first lien on substantially all the assets of the Company. The Facility, which expires in December 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/4%, at the option of the Company. As of December 31, 1999, borrowings of $25.0 million were outstanding under the Facility at an interest rate of 8.7%.

     The Facility restricts distributions from the Company's consolidated subsidiaries. Accordingly, the assets and cash flows of such subsidiaries, including WA Telcom Products Co., Inc., the primary obligor on the Convertible Notes, may not be used to pay any dividends to World Access, Inc. As a result, restricted net

                      WORLD ACCESS, INC. AND SUBSIDIARIES
assets of consolidated subsidiaries of the Company amounted to approximately $313.5 million at December 31, 1999.

IRU AND OTHER CAPITAL LEASE OBLIGATIONS

     The Company leases certain fiber optic cables under IRU and MAOU agreements permitting the use of the cables over periods up to 25 years with payment requirements typically over periods not exceeding five years.

     In May 1998, FaciliCom entered into a Memorandum of Understanding ("MOU") with Qwest Communications International Inc. ("Qwest"). The MOU incorporates agreements to provide Qwest with international direct dial termination service to various destinations and provides the Company a 25 year IRU for domestic and international fiber optic capacity. The total purchase price for the IRU was $24.0 million, of which approximately $11.0 million remained outstanding as of December 31, 1999. Delivery of the capacity segments was completed during 1999.

     The Company also leases telecommunications network and related equipment through various capitalized lease agreements. Future minimum lease payments on capitalized lease obligations at December 31, 1999 are as follows (in thousands):

2000........................................................  $ 31,788
2001........................................................    11,628
2002........................................................     6,006
2003........................................................       630
2004........................................................       415
Future......................................................     1,408
                                                              --------
  Net minimum lease payments................................    51,875
Less amount representing interest...........................    (6,495)
                                                              --------
  Present value of minimum lease payments...................    45,380
Less current portion of capitalized lease obligations.......   (31,788)
                                                              --------
  Long-term portion of capitalized lease obligations........  $ 13,592
                                                              ========

     The net carrying value of assets under capital leases was approximately $52.9 million at December 31, 1999, and is included in "Property and equipment" on the Company's balance sheet. Amortization of these assets is included in depreciation expense.

NORTEL LINE OF CREDIT

     In October 1999, FaciliCom entered into a Credit Agreement with Nortel Networks, Inc. ("Nortel Facility") to refinance a promissory note and to provide a $40.0 million revolving loan facility to finance equipment purchases from Nortel. The Nortel Facility is scheduled to terminate on December 29, 2000 and contains interest rate options based on Prime or Eurodollar rates. Loans under the Nortel Facility are secured by the related equipment and are subject to certain restrictive covenants. As of December 31, 1999, the Company had borrowings under the Nortel Facility of approximately $21.7 million at an interest rate of 11 1/4%.

NOTE H:  STOCKHOLDERS' EQUITY

COMMON STOCK

     In December 1999, the Company sold 4,713,128 shares of restricted common stock for $75.0 million, or $15.913 per share, in a private transaction with a small group of institutional and sophisticated investors. The Company used the majority of the proceeds from this private placement to fund the cash requirements of the

                      WORLD ACCESS, INC. AND SUBSIDIARIES

FaciliCom Merger. The share price was based on the average closing price of the Company's common stock during the five trading days prior to the transaction date. Funds managed by three directors of the Company purchased $63.0 million of this private offering.

     A total of approximately 24.7 million shares of the Company's common stock are reserved for issuance upon conversion of the Series A, B and C Preferred Stock, including those shares of Series A Preferred Stock subject to option.

SERIES A PREFERRED STOCK

     In April 1999, the Company issued 50,000 shares of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A (the "Series A Preferred Stock") to The 1818 Fund III, L.P. ("The 1818 Fund III") for an aggregate amount of $50.0 million. As part of the above sale, The 1818 Fund III also received an option to purchase an additional $20.0 million in Series A Preferred Stock from the Company prior to June 30, 2000 at the original purchase price per share. The Company allocated approximately $44.8 million of the gross proceeds to the 50,000 shares of Series A Preferred Stock sold and $5.2 million to the option granted to purchase additional shares of Series A Preferred Stock. One of our directors is a co-manager of The 1818 Fund III.

     Each share of Series A Preferred Stock is convertible at the option of the holder into the Company's common stock in accordance with a conversion formula equal to the $1,000 liquidation preference per share divided by a conversion price of $11.50 per share, subject to adjustment. If the closing trading price of the Company's common stock exceeds $30.00 per share for 45 consecutive trading days, the Series A Preferred Stock will be automatically converted into the Company's common stock. The Series A Preferred Stock may be voted with the Company's common stock on an as converted basis. The holders of Series A Preferred Stock also have the right to designate one member to the Company's board of directors. The holders of Series A Preferred Stock have certain supermajority voting rights upon certain circumstances, such as the authorization of a class of securities having senior or parity rights with the Series A Preferred Stock, a reorganization or liquidation of the Company, or a consolidation or merger of the Company into a third party.

SERIES B PREFERRED STOCK

     As part of the consideration paid by the Company in May 1999 to acquire Comm/Net, the Company issued 23,174 shares of 4.25% Cumulative Junior Convertible Preferred Stock, Series B (the "Series B Preferred Stock") for an aggregate amount of approximately $23.2 million. Each share of the Series B Preferred Stock is convertible at the option of the holder into the Company's common stock in accordance with a conversion formula equal to the $1,000 liquidation preference per share divided by a conversion price of $16.00 per common share, subject to standard anti-dilution adjustments. If the closing trading price of the Company's common stock exceeds $16.00 per share for 45 consecutive trading days, the Series B Preferred Stock will automatically convert into common stock. Preferred dividends began accruing July 1, 1999 and are payable quarterly. In March 2000, the Series B Preferred Stock was converted into 1,448,373 shares of the Company's common stock.

SERIES C PREFERRED STOCK

     As part of the consideration paid by the Company in connection with the FaciliCom Merger in December 1999, the Company issued 369,901 shares of Convertible Preferred Stock, Series C (the "Series C Preferred Stock") for an aggregate amount of approximately $369.9 million. In December 1999, holders of 19,641 shares of Series C Preferred Stock converted their shares into 963,722 shares of the Company's common stock.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The Series C Preferred Stock bears no dividend and is convertible into shares of the Company's common stock at the option of the holder in accordance with a conversion formula equal to the $1,000 liquidation preference per share divided by a conversion price of $20.38 per common share, subject to adjustment in the event of below market issuances of common stock, stock dividends, subdivisions, combinations, reclassifications and other distributions with respect to common stock. If the closing trading price of the Company's common stock exceeds $20.38 per share for 60 consecutive trading days, the Series C Preferred Stock will automatically convert into common stock. Initially, the holders of the Series C Preferred Stock will be entitled to elect four new directors to the Company's board of directors. Except for the election of directors, the holders of the Series C Preferred Stock will vote on an as-converted basis with the holders of the Company's common stock.

NOTE I:  STOCK WARRANTS AND OPTIONS

DIRECTOR WARRANT PLANS

     In December 1994, in an effort to attract and retain experienced executives to serve as outside directors for the Company, the Company's board of directors adopted an Outside Directors' Warrant Plan (the "Plan"). The Plan, as amended, provides for the granting of up to 2.4 million warrants. Warrants granted are priced at or above market value on the date of grant, typically vest within a one year period and must be exercised prior to the fifth anniversary from the date of grant. As of December 31, 1999, there were 799,000 warrants available for future grant under the Plan.

     In December 1994, the board also adopted the Directors Warrant Incentive Plan (the "Incentive Plan"), pursuant to which the board, beginning in 1997, may grant to each director on an annual basis warrants to purchase up to 50,000 shares of Company common stock at an exercise price per share equal to no less than 110% of the fair market value of the common stock at the date of grant. Warrants may only be issued under the Incentive Plan if the Company's common stock has appreciated by a compounded average annual growth rate equal to or in excess of 35% for the four years preceding the year of grant. The Incentive Plan provides for the granting of up to 600,000 warrants. As of December 31, 1999, there were 150,000 warrants available for future grant under the Incentive Plan. In March 2000, the Company's board of directors increased the authorized number of warrants underlying the Incentive Plan to 1.2 million, subject to approval by the Company's stockholders.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The following table summarizes the activity relating to the Plan and the Incentive Plan:

                                                                NUMBER      AVERAGE
                                                              OF WARRANTS    PRICE
                                                              -----------   -------
Balance at January 1, 1997..................................   1,026,000    $ 2.61
Warrants granted............................................     200,000      9.21
Warrants exercised..........................................    (358,660)     2.02
Warrants lapsed or canceled.................................          --
                                                               ---------
Balance at December 31, 1997................................     867,340      4.37
Warrants granted............................................     400,000     22.87
Warrants exercised..........................................    (700,000)     3.76
Warrants lapsed or canceled.................................    (100,000)    25.85
                                                               ---------
Balance at December 31, 1998................................     467,340     16.52
Warrants granted............................................     551,000     12.90
Warrants exercised..........................................     (67,340)     3.55
Warrants lapsed or cancelled................................     (26,000)    19.88
                                                               ---------
Balance at December 31, 1999................................     925,000    $15.22
                                                               =========
Exercisable at December 31, 1999............................     925,000    $15.22
                                                               =========

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

STOCK OPTION PLANS

     In 1991, the Company's stockholders adopted the 1991 Stock Option Plan (the "1991 Plan"). The 1991 Plan, as amended, provided for the granting of up to 3.5 million options. As of December 31, 1999, no options were available for future grant under the 1991 Plan.

     In December 1997, the Company's board of directors authorized the adoption of the 1998 Incentive Equity Plan (the "1998 Plan"). The 1998 Plan provides for the granting of up to 7.5 million options. As of December 31, 1999, there were
1.9 million options available for future grant under the 1998 Plan.

     These plans allow the board of directors to grant non-qualified and incentive stock options to purchase the Company's common stock at an exercise price not less than fair market value as of the grant date. Options issued under these plans typically vest over a four year period. Options awarded under the 1991 Plan and the 1998 Plan are subject to the same accelerated vesting provisions described above under the director warrant plans.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The following table summarizes the activity relating to the 1991 Plan and the 1998 Plan:

                                                                NUMBER     AVERAGE
                                                              OF OPTIONS    PRICE
                                                              ----------   -------
Balance at January 1, 1997..................................   2,327,128   $ 6.08
Options granted.............................................   1,955,500    16.95
Options exercised...........................................    (647,700)    5.77
Options lapsed or canceled..................................     (80,440)    7.23
                                                              ----------
Balance at December 31, 1997................................   3,554,488    12.14
Options granted.............................................   1,713,500    21.69
Options exercised...........................................    (793,761)    6.37
Options lapsed or canceled..................................    (144,375)   15.25
                                                              ----------
Balance at December 31, 1998................................   4,329,852    17.15
Options granted.............................................   4,683,150    11.92
Options exercised...........................................    (163,188)    6.70
Options lapsed or cancelled.................................  (1,746,019)   14.83
                                                              ----------
Balance at December 31, 1999................................   7,103,795   $14.51
                                                              ==========
Exercisable at December 31, 1999............................   1,605,945   $14.84
                                                              ==========

     In February 1998, the Company issued 740,543 non-qualified options to purchase Company common stock at $11.15 per share and 106,586 non-qualified options to purchase Company common stock at $16.25 per share in exchange for substantially all the options held by NACT employees, which became immediately vested in connection with the NACT Merger. As of December 31, 1999, there were 500,792 of these options outstanding at an average exercise price of $12.24 per share.

     In November 1998, the Company issued 1,028,670 non-qualified options to purchase Company common stock at prices ranging from $.01 to $32.41 per share in exchange for substantially all the options held by Telco Systems employees, which became immediately vested in connection with the Telco Systems Merger. As of December 31, 1999, there were 604,449 of these options outstanding at an average exercise price of $16.53 per share.

     In December 1999, the Company issued 495,557 non-qualified options to purchase Company common stock at prices ranging from $.0001 to $11.06 per share in exchange for all the options held by FaciliCom employees under the FaciliCom 1998 Stock Option Plan, which became immediately vested in connection with the FaciliCom Merger. As of December 31, 1999, all 495,557 options were outstanding at an average exercise price of $2.63 per share.

     In December 1999, the Company issued 1,912,500 options to purchase Company common stock at $15.00 per share in exchange for all the options held by FaciliCom employees under the FaciliCom 1999 Stock Option Plan. Other than approximately 75,000 options that vested in connection the FaciliCom Merger, the options vest over a four year period. As of December 31, 1999, 1,912,500 options were outstanding at an exercise price of $15.00 per share.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     All stock options outstanding at December 31, 1999 have been segregated into six price ranges for additional disclosure as follows:

                                                OPTIONS     WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
RANGE OF                                      OUTSTANDING      REMAINING           EXERCISE
EXERCISE PRICES                               AT 12/31/99   CONTRACTUAL LIFE        PRICES
---------------                               -----------   ----------------   ----------------
$  .01 - $ 3.97.............................     662,406          4.36              $ 1.53
  5.44 -   9.75.............................   1,477,660          3.06                8.17
 10.00 -  14.71.............................   3,058,783          3.89               12.00
 15.00 -  19.88.............................   2,923,478          4.89               15.73
 20.31 -  24.74.............................   2,361,159          3.66               21.12
 25.25 -  32.41.............................     133,607          3.94               25.91
                                              ----------
                                              10,617,093
                                              ==========

     A total of approximately 13.5 million shares of the Company's common stock are reserved for issuance upon the exercise of stock warrants and options.

PRO FORMA RESULTS OF OPERATIONS

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. Therefore, no compensation cost has been recognized related to stock options. If the Company had elected to account for its stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per common share from continuing operations would have been reduced to the pro forma amounts indicated below (in thousands):

                                                             1999       1998      1997
                                                           ---------   -------   ------
Loss from continuing operations
  As reported............................................  $ (27,098)  $(5,437)  $ (460)
  Pro forma..............................................    (34,958)   (9,484)  (2,214)
Loss per common share from continuing operations
  As reported............................................      (0.78)    (0.25)   (0.03)
  Pro forma..............................................      (0.99)    (0.43)   (0.02)

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

     The fair value of each option has been estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997, respectively:

                                                              1999   1998   1997
                                                              ----   ----   ----
Dividend yield..............................................  n/a    n/a    n/a
Expected volatility.........................................   70     72     44
Risk-free interest rate.....................................  5.3    5.0    5.5
Expected life of stock options (in years)...................  3.0    5.0    4.5

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE J:  RETIREMENT SAVINGS PLAN

     The Company has a retirement savings 401(k) plan that covers substantially all employees. The plan provides for the employees to voluntarily contribute a portion of their compensation on a tax deferred basis and allows for the Company to make discretionary matching contributions as determined by the board of directors. For 1999, 1998, and 1997, the Company contributed approximately $357,000, $194,000, and $109,000, respectively, in the form of Company common stock to the Plan. Company contributions have been based on a 50% match to employee contributions, up to the first six percent contributed.

NOTE K:  INCOME TAXES

     The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Certain expenses are reported for financial accounting purposes in different periods than for income tax purposes. These temporary differences arise primarily from depreciation, provisions for doubtful accounts, inventory valuation reserves and various other accrued expenses.

     The components of the income taxes benefit attributable to loss from continuing operations consisted of the following (in thousands):

                                                                1999      1998      1997
                                                              --------   -------   ------
Federal income taxes
  Current...................................................  $     --   $    --   $   --
  Deferred..................................................   (10,892)   (2,167)    (242)
                                                              --------   -------   ------
                                                               (10,892)   (2,167)    (242)
State income taxes
  Current...................................................        --        --       --
  Deferred..................................................       766    (1,134)     (10)
                                                              --------   -------   ------
                                                                   766    (1,134)     (10)
                                                              --------   -------   ------
          Total income taxes benefit........................  $(10,126)  $(3,301)  $ (252)
                                                              ========   =======   ======

     As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees during 1999 and 1998, the Company realized a federal income tax benefit of approximately $650,000 and $12.8 million, respectively. These tax benefits are accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value.

     The income taxes benefit attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to loss from continuing operations before income taxes as follows (in thousands):

                                                                1999      1998     1997
                                                              --------   -------   -----
Federal income taxes at statutory rate......................  $(13,028)  $(2,971)  $(242)
Amortization of goodwill....................................     2,610       938      --
State tax, net of federal benefit...........................       498      (730)     (6)
Other.......................................................      (206)     (538)     (4)
                                                              --------   -------   -----
Income taxes benefit........................................  $(10,126)  $(3,301)  $(252)
                                                              ========   =======   =====

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The components of deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                                1999      1998
                                                              --------   -------
DEFERRED TAX ASSETS
Inventory and other reserves................................  $  9,412   $   123
Restructuring/acquisition costs.............................    15,498        --
Net operating loss carryforwards............................    90,669    51,000
Other.......................................................        --        --
Federal tax credits carryforward............................        --        --
                                                              --------   -------
                                                               115,579    51,123
Valuation reserve...........................................   (75,510)  (24,881)
                                                              --------   -------
Total deferred tax assets...................................    40,069    26,242

DEFERRED TAX LIABILITIES
Depreciation/amortization...................................    (1,508)       --
Intangible Assets...........................................        --        --
Capitalized Software........................................       (68)       --
Other.......................................................       (49)       --
                                                              --------   -------
Total deferred tax liabilities..............................    (1,625)       --
                                                              --------   -------
Net deferred tax assets.....................................  $ 38,444   $26,242
                                                              ========   =======

     SFAS No. 109, "Accounting for Income Taxes" requires that a valuation reserve be established if it is "more likely than not" that realization of the tax benefits will not occur. The valuation reserve increased by approximately $50.6 million in 1999. This change is primarily due to the valuation allowance established for the net operating loss ("NOL") acquired in connection with the FaciliCom Merger. This NOL carryforward is subject to limitations under the consolidated return regulations and limits for certain ownership changes.

     At December 31, 1999, the Company had NOL carryforwards acquired through acquisitions to reduce future taxable income of these acquisitions of approximately $78.0 million. To the extent not utilized, the U.S. federal net operating losses will expire in 2011 through 2018. The Company also acquired through business acquisitions unused research and development and investment tax credit carryforwards of approximately $2.7 million at December 31, 1999, which expire in 2000 through 2013.

     At December 31, 1999, the Company had recorded approximately $13.1 million relating to deferred tax assets of the discontinued entities.

NOTE L:  REPORTABLE SEGMENT DATA

     In December 1999, the Company adopted a plan to divest all its telecommunications equipment business. As a result, the Company's service segment, "Continuing Operations" is the Company's only reportable business segment.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The following tables present revenues and other financial information by geographic region (in thousands):

                                                               AS OF AND FOR THE YEAR ENDED DECEMBER 31
                                                  -------------------------------------------------------------------
                                                                1999                               1998
                                                  --------------------------------   --------------------------------
                                                  REVENUES(A)   LONG-LIVED ASSETS    REVENUES(A)   LONG-LIVED ASSETS
                                                  -----------   ------------------   -----------   ------------------
United States...................................   $476,911          $88,695           $10,787          $32,136
Europe..........................................     24,170           47,338                --            9,305
Other foreign countries.........................         --               --                --               --
Consolidated total..............................    501,081          136,033            10,787           41,441

---------------

(a) Revenues are attributed to countries based on the location of customers.

NOTE M:  LITIGATION

     Following the Company's announcement in early 1999 regarding earnings expectations for the quarter and year ended December 31, 1998 and the subsequent decline in the price of the Company's common stock, 23 class action shareholder suits were filed against the Company. The Company and certain of its then current officers and directors were named as defendants. These suits arise from alleged misstatements of material information in and alleged omissions of material information from some of our securities filings and other public disclosures, principally related to product development, inventory and sales activities during the fourth quarter of 1998. Plaintiffs have requested damages in an unspecified amount in their complaints.

     These class action suits were consolidated into a single action for all pretrial proceedings in the United District Court for the Northern District of Georgia. The plaintiffs filed an amended consolidated complaint for this action on or about May 28, 1999. The Company filed a motion to dismiss the amended consolidated complaint on June 28, 1999. The court denied this motion to dismiss in an order dated March 28, 2000.

     Although the Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the federal securities laws, there can be no assurance the Company will not sustain material liability as a result of or related to these shareholder suits.

NOTE N:  RELATED PARTY TRANSACTIONS

     A wholly owned subsidiary of MCI WorldCom, Inc. ("WorldCom"), which owned approximately 8.0% of the Company's voting common stock at December 31, 1999, purchases international long distance services from the Company under a Carrier Service Agreement (the "Service Agreement") entered into in June 1998. WorldCom is obligated to purchase from the Company at least $25.0 million a month of such services, provided the services are of acceptable quality and the rates quoted are at least equal to the rates WorldCom is obtaining from other third party providers. The Service Agreement has a rolling 12-month evergreen term, subject to a one year prior notice of termination. The revenues attributable to this Service Agreement comprised approximately 53.4% of the Company's carrier service revenue for the year ended December 31, 1999.

     FaciliCom has historically relied on its majority stockholder, Armstrong Holdings, Inc. ("AHI") for the performance of certain of its services, including customer billing. In connection with the FaciliCom Merger, an affiliate of AHI received 309,002 shares of Series C Preferred Stock, which represented approximately 20.0% of the Company's voting common stock at December 31, 1999. In December 1999, the Company entered into a two year services agreement with AHI. The terms of the agreement includes professional services billed at hourly rates and data center services based on usage and disk storage space. The Company believes that the terms of the agreements are competitive with similar services offered in the industry.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The Company paid Brown Brothers Harriman & Co. $750,000 for advisory services in connection with the $75.0 million private placement of our common stock in December 1999 and $830,000 for advisory services in connection with an $83.1 million private placement of our common stock in February 2000. Additionally, Brown Brothers Harriman has been engaged in connection with the proposed sale of our Equipment Group, pursuant to which Brown Brothers Harriman may be entitled to a payment equal to 0.5% of the sales price upon closing. Lawrence C. Tucker, a director of the Company, is a General Partner of Brown Brothers Harriman.

NOTE O:  SUBSEQUENT EVENTS

LDI ACQUISITION

     In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Long Distance International Inc. ("LDI"), including its wholly-owned subsidiary NETnet International S.A. Operating under the NETnet(TM) name throughout Europe, LDI offers an array of retail telecommunications services concentrating on the needs of business customers in Austria, France, Germany, Italy, Norway, Spain, Sweden, Switzerland, and the United Kingdom.

     In connection with the LDI acquisition, the Company issued 185,000 shares of Convertible Preferred Stock, Series D ("Series D Preferred Stock"), to LDI's stockholders and the holders of LDI's senior notes, for an aggregate consideration of $185.0 million. The Series D Preferred Stock bears no dividend and is convertible into shares of the Company's common stock at the option of the holder in accordance with a conversion formula equal to the $1,000 liquidation preference per share divided by a conversion price of $18.00 per common share, subject to adjustment. If the closing trading price of the Company's common stock exceeds $18.00 per share for 60 consecutive trading days, the Series D Preferred Stock will automatically convert into common stock.

PRIVATE PLACEMENT OF COMMON STOCK

     In February 2000, the Company sold 3,822,552 shares of restricted common stock for approximately $83.1 million, or $21.75 per share, in a private transaction with a group of institutional and sophisticated investors.

PENDING SALE OF TELCO SYSTEMS

     In February 2000, the Company executed a definitive agreement with BATM Advanced Communications Limited ("BATM"), an Israel-based technology company, pursuant to which Telco Systems will be sold to BATM for $260.8 million of cash and 960,000 restricted shares of BATM common stock. The shares of BATM common stock, which had an initial value of $65.2 million, trade on the London Stock Exchange. Under the terms of the definitive agreement, the Company may not sell, transfer or otherwise monetize these shares for a period of one year without the consent of BATM. The Company expects to complete this transaction in the second quarter of 2000.

STAR MERGER

     In February 2000, the Company executed a definitive agreement with Star Telecommunications, Inc. ("Star"), a publicly held multinational telecommunication service provider, pursuant to which Star will be merged with and into the Company. Under the terms of the agreement, each share of Star common stock will be converted into .3905 shares of the Company's common stock (approximately 23 million shares). The Company has the option of paying up to 40% of the merger consideration in cash. The Company expects the transaction to close in mid-2000.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The Star merger is subject to, among other things, certain regulatory approvals, the approval of the stockholders of the Company and Star, and the divestiture by Star of certain business segments for specified minimum net cash proceeds. Any net proceeds in excess of the specified minimum proceeds would serve to directly increase the merger consideration. The merger is intended to qualify as a tax-free reorganization, and will be accounted for as a purchase transaction. The Company has agreed to provide bridge financing to Star in an amount up to $35.0 million. Star will be entitled to elect one director to the Company's board of directors.

WORLDXCHANGE MERGER

     In February 2000, the Company executed a definitive merger agreement with Communication TeleSystems International, d/b/a WorldxChange Communications ("WorldxChange"), a privately held multinational telecommunications service provider. WorldxChange generated pro-forma revenues in 1999 of approximately $600 million, through its primary operations in North America, Germany, the United Kingdom, France, the Netherlands, Belgium, Australia and New Zealand. Pursuant to the terms of the agreement, stockholders of WorldxChange will receive approximately 31 million shares of the Company's common stock, subject to adjustment under certain circumstances. In addition, the Company will assume approximately $225.0 million in WorldxChange debt. The Company expects the transaction to close in mid-2000.

     The WorldxChange merger is subject to, among other things, certain regulatory approvals and the approval of the stockholders of the Company and WorldxChange. The merger is intended to qualify as a tax-free reorganization, and will be accounted for as a purchase transaction. The Company has agreed to provide bridge financing to WorldxChange in an amount up to $30.0 million. WorldxChange will be entitled to elect one director to the Company's board of directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We had no disagreements with our accountants during the period covered by this report, and our accountant's reports on the financial statements for each of the past three years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Set forth below is information regarding each of our directors as of March 24, 2000.

     Walter J. Burmeister. Mr. Burmeister (age 60) has served as our President and one of our directors since December 1999. Mr. Burmeister was one of FaciliCom's co-founders and served as its Chief Executive Officer, President and one of its directors from 1995 until it merged with us in December 1999. Prior to co-founding FaciliCom, Mr. Burmeister founded TMG, a telecommunications consulting firm, and he has served as its Chairman from 1992 to the present. Mr. Burmeister was Vice President and Chief Financial Officer of Bell Atlantic International from 1989 to 1992. In this position, Mr. Burmeister was responsible for overseeing business development in Central and South America, the Middle East and Africa, as well as managing that company's financial affairs. During his 31 years with Bell Atlantic, Mr. Burmeister was Vice President of Bell of Pennsylvania's and Diamond State Telephone's sales organization and headed the C&P Telephone Operations Staff. Mr. Burmeister has served as a director of Skysat Communications Network since 1992. Mr. Burmeister serves on our board of directors as a designee of the holders of our Series C preferred stock, and his current term is scheduled to end at our 2000 Annual Meeting of Stockholders.

     Kirby J. Campbell. Mr. Campbell (age 52) has served as one of our directors since December 1999. He served as Treasurer, Vice President and as a director of FaciliCom from its inception in 1995 until it merged with us in December 1999. Since June 1997, Mr. Campbell has been the Chief Executive Officer of Armstrong Holdings, Inc., FaciliCom's indirect majority stockholder, and he was previously Executive Vice President of Armstrong Holdings. Mr. Campbell also holds various executive and board positions with Armstrong Holdings' affiliated companies. Mr. Campbell serves on our board of directors as a designee of the holders of our Series C preferred stock, and his current term is scheduled to end at our 2000 Annual Meeting of Stockholders.

     Bryan Cipoletti. Mr. Cipoletti (age 39) has served as one of our directors since December 1999. He served as a director of FaciliCom from September 1997 until it merged with us in December 1999. Mr. Cipoletti has been Chief Financial Officer of Armstrong Holdings since December 1999 and was Vice President of Finance of Armstrong Holdings from 1993 to 1999. Mr. Cipoletti also holds various executive and board positions with Armstrong Holdings' affiliated companies. Mr. Cipoletti serves on our board of directors as a designee of the holders of Series C preferred stock, and his current term is scheduled to end at our 2000 Annual Meeting of Stockholders.

     Stephen J. Clearman. Mr. Clearman (age 49) has served as one of our directors since 1988. Mr. Clearman co-founded Geocapital Partners. Since 1984, he has served as a general partner of six Geocapital venture capital partnerships. Mr. Clearman currently serves as a director of MemberWorks Incorporated and several private companies, all of which principally provide computer software or information services. Mr. Clearman's current term as a director of World Access is scheduled to end at our 2000 Annual Meeting of Stockholders.

     John P. Imlay, Jr. Mr. Imlay (age 63) has served as one of our directors since December 1998. He is Chairman of Imlay Investments, Inc., a private investment firm which manages capital and provides venture funds for small technology companies. He also serves as Chairman of Dun & Bradstreet Software Services, Inc., an application software company, and as a director of Metromedia International Group, Inc., a global media, entertainment and communications company. Mr. Imlay is the former Chairman of Management

Science America, a mainframe application software company that was acquired by Dun & Bradstreet in 1990. He is also a director of the Atlanta Falcons and The Gartner Group. Mr. Imlay's current term as a director of World Access is scheduled to end at our 2001 Annual Meeting of Stockholders.

     John D. ("Jack") Phillips. Mr. Phillips (age 57) has served as one of our directors since December 1994, as our Chief Executive Officer since December 1998 and as Chairman of our Board of Directors since May 1999. Mr. Phillips was Chairman of the Board and Chief Executive Officer of Cherry Communications and Cherry U.K. d/b/a Resurgens Communications Group from October 1997 until December 1998, when we acquired both companies. He was President, Chief Executive Officer and a director of Metromedia International from November 1995 until December 1996. Metromedia International was formed in November 1995 through the merger of The Actava Group, Inc., Orion Pictures Corporation, MCEG Sterling Incorporated and Metromedia International Telecommunications, Inc. He served as President, Chief Executive Officer and a director of Actava from April 1994 until November 1995. In May 1989, Mr. Phillips became Chief Executive Officer of Resurgens Communications Group, Inc. and served in this capacity until September 1993 when Resurgens merged with Metromedia Communications Corporation and WorldCom. Mr. Phillips' current term as a director of World Access is scheduled to end at our 2000 Annual Meeting of Stockholders.

     Massimo Prelz Oltramonti. Mr. Prelz (age 45) has served as one of our directors since December 1999. He is a Managing Director of Gilbert Global Equity Partners, L.L.C., a private equity firm with a diversified global investment strategy. He previously served as Managing Director of Advent International Corporation, the general partner of a series of global private equity funds. In this capacity, he co-managed the media and telecom investment activity of Advent International in Europe and was directly responsible for its investments in Scandinavian Broadcasting Systems SA, Esat Telecom Group plc, PrimaCom AG, Esaote S.p.A. and Jazztel SA. Prior to joining Advent International in 1991, Mr. Prelz was a partner at Alta Berkeley Associates, a venture capital group in London. He currently serves as Vice-Chairman of PrimaCom AG and is a director of Esat Telecom Group plc, Jazztel SA and Iaxis N.V. Mr. Prelz's current term as a director of World Access is scheduled to end at our 2002 Annual Meeting of Stockholders.

     John P. Rigas. Mr. Rigas (age 36) has served as one of our directors since December 1999. He is a Managing Partner of Zilkha Capital Partners L.P., a private equity firm involved in a wide variety of venture capital and technology investments both in the U.S. and internationally. Mr. Rigas has been a founder of Zilkha Capital Partners and a member of its predecessor firms for twelve years. He currently serves as the Chairman of Advanced Interactive Systems Inc. and as a director of New Colt Holding, Inc., Omniglow, Inc. and Total Sports, Inc. Mr. Rigas' current term as a director of World Access is scheduled to end at our 2001 Annual Meeting of Stockholders.

     Carl E. Sanders. Mr. Sanders (age 74) has served as one of our directors since December 1998. He is engaged in the private practice of law as Chairman of Troutman Sanders LLP, a law firm based in Atlanta, Georgia. He is a former governor of the State of Georgia. Mr. Sanders is currently a director of Carmike Cinemas, Matria Health Care and H.I.E. Corp. Mr. Sanders' current term as a director of World Access is scheduled to end at our 2001 Annual Meeting of Stockholders.

     Dru A. Sedwick. Mr. Sedwick (age 34) has served as one of our directors since December 1999. He served as Secretary, Vice President and as a director of FaciliCom from FaciliCom's inception in 1995 until it merged with us in December 1999. Since June 1997, Mr. Sedwick has been President of Armstrong Holdings, and previously he was Senior Vice President of Armstrong Holdings. Mr. Sedwick also holds various executive and board positions with Armstrong Holdings' affiliated companies. Mr. Sedwick serves on our board of directors as a designee of the holders of our Series C preferred stock, and his current term is scheduled to end at our 2000 Annual Meeting of Stockholders.

     Lawrence C. Tucker. Mr. Tucker (age 57) has served as one of our directors since April 1999. He has been a General Partner of Brown Brothers Harriman & Co., a private banking firm, since 1979 and he also serves on The Partners' Steering Committee. Mr. Tucker serves as a director of MCI WorldCom, Inc., the MCI WorldCom Venture Fund, National Healthcare Corporation, Riverwood Holdings, Inc., VAALCO Energy Inc. and National Equipment Services, Inc. Brown Brothers Harriman & Co. is the general partner of

The 1818 Fund, L.P., The 1818 Fund II, L.P., the 1818 Fund and The 1818 Mezzanine Fund, L.P. Mr. Tucker serves on our board of directors as the designee of the holder of our Series A preferred stock, and his current term as a director of World Access is scheduled to end at our 2002 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

     The information with respect to our executive officers is set forth in Item
4.5 of Part I of this Report.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own beneficially more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our securities. Directors, executive officers and greater than ten-percent stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

     To the best of our knowledge, based solely on review of the copies of such reports furnished to us and representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten-percent beneficial owners were complied with during the 1999 fiscal year, except for Mr. Phillips, whose Annual Statement of Changes in Beneficial Ownership on Form 5 was not filed timely. Mr. Phillips was required to file a Form 5 to reflect shares of our common stock that he gifted to his children in December 1999.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Our non-employee directors receive no cash compensation for their service as directors of World Access. Their compensation is in the form of stock warrants as discussed below. The directors are reimbursed for out-of-pocket travel and related expenses incurred in connection with their attendance at meetings of our board or its committees and at other World Access events to which they are invited.

     In December 1994, in an effort to attract and retain experienced executives to serve as outside directors, the Outside Directors' Warrant Plan was adopted. Our stockholders approved the Warrant Plan at the 1995 Annual Meeting of Stockholders.

     The purposes of the Warrant Plan are to attract and retain the best available personnel for service as directors of World Access, to provide additional incentive to the persons serving as directors, to align director and stockholder long-term interests and to encourage continued service on the World Access board. Warrants may be granted under the Warrant Plan only to directors of the Company who are neither employees of World Access nor of any of its affiliates. The aggregate number of shares of common stock authorized to be issued pursuant to the Warrant Plan is 2,400,000, subject to adjustment in certain instances as described below. The Warrant Plan provides that each eligible non-employee director elected to serve as a director of World Access on or after October 1, 1994 may be granted, in the discretion of the World Access board, warrants to purchase no more than 450,000 shares of common stock in the aggregate. The initial exercise price of the warrants will be not less than the fair market value of the common stock subject to the warrant on the date of grant.

     In June 1999, the following directors were granted warrants to purchase a total of 201,000 shares of our common stock at an exercise price of $11.69 per share, the then current market price: Mr. Clearman -- 17,000 shares; Mr.
Imlay -- 42,000 shares; Mr. Sanders -- 42,000 shares; and Mr. Tucker -- 100,000 shares. These warrants, which were fully vested upon issuance, expire on June 15, 2004.

     In December 1999, Mr. Prelz and Mr. Rigas joined our Board and were each granted warrants to purchase 100,000 shares of our common stock at an exercise price of $17.62 per share, the then current market price. These warrants, which were fully vested upon issuance, expire on December 9, 2004.

     In December 1994, we also adopted the Directors' Warrant Incentive Plan pursuant to which our board may grant, beginning in February 1997, to each non-employee director on an annual basis warrants to purchase up to 50,000 shares of common stock at an exercise price per share equal to no less than 110% of the fair market value of the common stock at the date of grant. No warrants may be granted under the Incentive Plan in a given year unless our common stock has appreciated by a compounded annual average rate of return in excess of 35% for the four-year period preceding the year of grant. The aggregate number of shares of common stock authorized to be issued pursuant to the Incentive Plan is 600,000 subject to adjustment in certain instances as described below. Upon stockholder approval in mid-2000, the number of authorized shares will be increased to 1.2 million shares.

     In March 1999, pursuant to the Incentive Plan, our board granted each of Messrs. Clearman, Imlay and Sanders warrants to purchase 50,000 shares of our common stock at an exercise price of $8.25 per share, 110% of the then current market price. These warrants became fully vested on December 31, 1999 and expire on March 10, 2004.

     Notwithstanding the foregoing, the Warrant Plan and the Incentive Plan provide that warrants awarded pursuant to these plans will become immediately exercisable (i) if we are consolidated with or acquired by another entity in a merger, (ii) upon the sale of substantially all of our assets or the sale of at least 90% of outstanding common stock to a third party, (iii) upon our merger or consolidation with or into any other corporation or the merger or consolidation of any corporation with or into us (in which consolidation or merger our stockholders receive distributions of cash or securities as a result thereof), or (iv) upon our liquidation or dissolution.

EXECUTIVE COMPENSATION

     Summary of Compensation. The following table sets forth the cash and non-cash compensation we awarded or paid our named executive officers, consisting of our Chief Executive Officer and our four most highly compensated executive officers other than our Chief Executive Officer, during 1997, 1998 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                      LONG-TERM
                                                                     COMPENSATION
                                                                        AWARDS
                                                 ANNUAL              ------------
                                              COMPENSATION            SECURITIES
                                      ----------------------------    UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR    SALARY    BONUS ($)    OPTIONS (#)    COMPENSATION ($)(6)
---------------------------           ----   --------   ----------   ------------   -------------------
John D. Phillips(1).................  1999   $625,000   $1,000,000    1,267,000          $     --
  Chairman and Chief Executive        1998     26,000           --       50,000                --
  Officer                             1997         --           --       50,000                --
W. Tod Chmar(2).....................  1999    300,000      300,000      175,000                --
  Executive Vice                      1998      9,800           --           --                --
  President and Secretary             1997         --           --           --                --
Mark A. Gergel(3)...................  1999    300,000      210,000       90,000             5,000
  Executive Vice President and        1998    168,100           --           --             4,200
  Chief Financial Officer             1997     97,500      115,000      216,000            28,000
A. Lindsay Wallace(4)...............  1999    270,000           --      160,000            36,500
  President of World Access           1998    160,400       65,000       70,000             4,200
  Equipment Group                     1997         --           --           --                --
Michael F. Mies(5)..................  1999    150,000       45,000       50,000             5,000
  Senior Vice President               1998    101,000       30,000           --                --
  of Finance and Treasurer            1997         --           --       42,500            21,500

---------------

(1) Mr. Phillips joined our board in December 1994, was appointed our Chief Executive Officer in December 1998 and our Chairman in May 1999. Under the Directors' Warrant Incentive Plan, Mr. Phillips was granted warrants to purchase 50,000 shares of common stock at $9.21 per share and

    50,000 shares of common stock at $25.85 per share in 1997 and 1998, respectively. These warrants were fully vested as of December 31, 1999.
(2) Mr. Chmar joined World Access as Executive Vice President and Secretary in December 1998.
(3) During 1997, Mr. Gergel was paid a flat sum allowance of $25,000 for the relocation of his household to Atlanta, Georgia.
(4) Mr. Wallace joined World Access in February 1998 in connection with our acquisition of a majority interest in NACT Telecommunications, Inc. During 1999, Mr. Wallace was paid $31,500 to reimburse him for costs incurred in the relocation of his household to Atlanta, Georgia.
(5) During 1997, Mr. Mies was paid a flat sum allowance of $21,500 for the relocation of his household to Atlanta, Georgia.
(6) Except as noted above, All Other Compensation represents matching contributions we provide all eligible employees under our 401(k) benefit plan.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding the grant of stock options to the named executive officers during 1999.

                                                                                       POTENTIAL REALIZABLE
                                         INDIVIDUAL GRANTS                             VALUE ($) AT ASSUMED
                               --------------------------------------                    ANNUAL RATES OF
                               NUMBER OF        % OF                                       STOCK PRICE
                               SECURITIES   TOTAL OPTIONS                                APPRECIATION FOR
                               UNDERLYING    GRANTED TO     EXERCISE                      OPTION TERM(4)
                                OPTIONS     EMPLOYEES IN      PRICE     EXPIRATION   ------------------------
NAME                            GRANTED      FISCAL YEAR    PER SHARE      DATE          5%           10%
----                           ----------   -------------   ---------   ----------   ----------   -----------
John D. Phillips(1)..........    750,000        10.6%        $12.75       1/12/04    $8,077,500   $11,842,500
                                 250,000         3.5          12.75       4/16/04     2,767,500     4,127,500
                                  17,000          .2          11.69       6/16/04       209,600       307,000
                                 250,000         3.5          15.88      11/29/04     2,160,000     3,782,500
W. Tod Chmar(2)..............    100,000         1.4           8.19       2/12/04     1,543,000     2,059,000
                                  75,000         1.1          15.88      11/29/04       648,000     1,134,700
Mark A. Gergel(2)............     40,000          .6          11.69       6/16/04       493,200       722,400
                                  50,000          .7          15.88      11/29/04       432,000       756,500
A. Lindsay Wallace(3)........    130,000         1.8          12.75       1/12/04     1,400,100     2,052,700
                                  30,000          .4          11.69       6/16/04       369,900       541,800
Michael F. Mies(3)...........     37,500          .5           8.19       2/12/04       578,600       772,100
                                  12,500          .2          11.69       6/16/04       154,100       225,800

---------------

(1) The 750,000 and 250,000 options granted to Mr. Phillips at $12.75 per share were originally scheduled to vest over a four-year period. In connection with Mr. Phillips' execution of a letter agreement with Armstrong International Telecommunications, Inc. (see "Executive Employment Agreements"), our board elected to vest all these options in full upon the consummation of our merger with FaciliCom in December 1999. The 17,000 options vested immediately upon issuance, and the other 250,000 of options will vest one-third on each of the first three anniversaries from date of grant.
(2) The first option grant indicated will vest 25% on each of the first four anniversaries from date of grant and the second grant will vest one-third on each of the first three anniversaries from date of grant.
(3) All options granted will vest 25% on each of the first four anniversaries from date of grant.
(4) The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that common stock will appreciate at these assumed rates or at all.

                    AGGREGATED OPTION AND WARRANT EXERCISES
             IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning the value of director warrants and employee options exercised by the named executive officers during 1999 and the value at December 31, 1999 of unexercised warrants and options held by each such officer. The value of unexercised warrants and options reflects the increase in market value of our common stock from the date of grant through December 31, 1999.

                                                           NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED             IN-THE-MONEY(2)
                         NUMBER OF                         WARRANTS AND OPTIONS            WARRANTS AND OPTIONS
                          SHARES                               AT 12-31-99                     AT 12-31-99
                        ACQUIRED ON       VALUE        ----------------------------    ----------------------------
NAME                     EXERCISE      REALIZED(1)     EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                    -----------    ------------    -----------    -------------    -----------    -------------
John D. Phillips              --         $     --       1,117,000         250,000      $7,130,500      $  842,500
W. Tod Chmar                  --               --              --         175,000              --       1,358,700
Mark A. Gergel            10,125          107,500         237,500         156,000       1,038,400         470,900
A. Lindsay Wallace            --               --         122,380         212,500         712,700       1,071,800
Michael F. Mies               --               --          17,500          71,250          37,800         582,700

---------------
(1) The "value realized" represents the difference between the exercise price of the shares and the market price of the shares on the date the warrants and options were exercised. The value realized was determined without considering any taxes which may have been owed.

(2) "In-the-Money" warrants and options have an exercise price less than $19.25 per share, the closing price of our common stock as of December 31, 1999.

EXECUTIVE EMPLOYMENT AGREEMENTS

     On April 16, 1999, we entered into new employment agreements with each of John D. Phillips, our Chairman and Chief Executive Officer, W. Tod Chmar, our Executive Vice President and Secretary, and Mark A. Gergel, our Executive Vice President and Chief Financial Officer. Mr. Phillips' employment agreement provides for a base salary of $625,000 per year. The agreement further provides that Mr. Phillips may be awarded an annual bonus in the discretion of our board pursuant to a bonus or incentive plan or otherwise. The initial term of the agreement is three years, with an automatic one-year extension on each anniversary of the agreement's effective date unless either party to the agreement gives notice of termination. If, during the term of the agreement, Mr. Phillips' employment with World Access is terminated (i) by World Access without cause, as defined below, or (ii) by Mr. Phillips for good reason, as defined below, Mr. Phillips will be entitled to an amount in cash equal to two times his base annual salary, which will be paid in bi-weekly installments over a period of 24 months, and to his then current life insurance, disability, medical, dental and hospitalization benefits for a period of 24 months or such longer period as may be provided by the terms of the appropriate program, all of Mr. Phillips' stock options, warrants and stock appreciation rights granted on or prior to the date of his employment agreement shall become fully vested and immediately exercisable until the first anniversary of Mr. Phillips' termination date, and all performance units granted to Mr. Phillips at any time prior to his termination shall become fully vested.

     Mr. Chmar's employment agreement provides for a base salary of $300,000 per year. The agreement further provides that Mr. Chmar may be awarded an annual bonus in the discretion of our board pursuant to a bonus or incentive plan or otherwise. The initial term of the agreement is three years, with an automatic one-year extension on each anniversary of the agreement's effective date unless either party to the agreement gives notice of termination. If, during the term of the agreement, Mr. Chmar's employment with World Access is terminated (i) by World Access without cause or (ii) by Mr. Chmar for good reason, Mr. Chmar will be entitled to an amount in cash equal to his base annual salary, which will be paid in bi-weekly installments over a period of 12 months, and to his then current life insurance, disability, medical, dental and hospitalization benefits for a period of 12 months or such longer period as may be provided by the terms of the appropriate program, all of Mr. Chmar's stock options, warrants and stock appreciation rights granted on or prior to the date of his employment agreement shall become fully vested and immediately exercisable until the first anniversary of Mr. Chmar's termination date, and all performance units granted to Mr. Chmar at any time prior to his termination shall become fully vested.

     Mr. Gergel's employment agreement provides for a base salary of $300,000 per year. The agreement further provides that Mr. Gergel may be awarded an annual bonus in the discretion of our board pursuant to a bonus or incentive plan or otherwise. The initial term of the agreement is three years, with an automatic one-year extension on each anniversary of the agreement's effective date unless either party to the agreement gives notice of termination. If, during the term of the agreement, Mr. Gergel's employment with World Access is terminated (i) by World Access without cause or (ii) by Mr. Gergel for good reason following a change of control, Mr. Gergel will be entitled to an amount in cash equal to his base annual salary, which will be paid in bi-weekly installments over a period of 12 months, and to his then current life insurance, disability, medical, dental and hospitalization benefits for a period of 12 months or such longer period as may be provided by the terms of the appropriate program, all of Mr. Gergel's stock options, warrants and stock appreciation rights granted on or prior to the date of his employment agreement shall become fully vested and immediately exercisable until the first anniversary of Mr. Gergel's termination date, and all performance units granted to Mr. Gergel at any time prior to his termination shall become fully vested. Notwithstanding these provisions, if Mr. Gergel terminates his employment for any reason, in addition to receiving the same treatment with respect to his options, warrants, rights and performance units, he shall be entitled to an amount of cash equal to one-half of his base annual salary and the benefits described above for a period of six months.

     For the purposes of the employment agreements with each of Messrs. Phillips, Chmar and Gergel, the following definitions apply:

     A termination of employment is for cause if the employee has been convicted of a felony or a felony prosecution has been brought against the employee or if the termination is evidenced by a resolution adopted in good faith by two-thirds (2/3) of the board that the employee (i) intentionally and continually failed substantially to perform his reasonably assigned duties, other than a failure resulting from the employee's incapacity due to physical or mental illness or from the employee's assignment of duties that would constitute good reason, which failure continued for a period of at least 30 days after a written notice of demand for substantial performance has been delivered to the employee specifying the manner in which the employee has failed substantially to perform or (ii) intentionally engaged in illegal conduct or gross misconduct which results in material economic harm to World Access.

     Good reason means a good faith determination by the employee that any one or more of the following events has occurred, without the employee's express written consent:

          (i) the assignment to the employee of any duties inconsistent with the employee's position, authority, duties or responsibilities as in effect immediately prior to the date of his employment agreement, or any other action by World Access that results in a material diminution in such position, authority, duties or responsibilities; (ii) a reduction by World Access in the employee's base salary, or a change in the eligibility requirements or performance criteria under any bonus, incentive or compensation plan, program or arrangement under which the employee is covered immediately prior to his termination date which adversely affects the employee; (iii) any failure to pay the employee any compensation or benefits to which he is entitled within five days of the date due; (iv) World Access' requiring the employee to be based anywhere other than within 50 miles of the employee's job location as of the date of his employment agreement, except for reasonably required travel on World Access' business which is not greater than such travel requirements prior to the date of his employment; (v) the taking of any action by World Access that would materially adversely affect the physical conditions existing in or under which the employee performs his employment duties; (vi) the insolvency or the filing of a petition for bankruptcy by World Access; (vii) any purported termination of the employee's employment for cause by World Access which does not comply with his terms of his employment agreement; or
     (viii) any breach by World Access of any provision of an employment agreement.

     A change in control shall have occurred if: (i) a majority of the directors of World Access shall be persons other than persons: (A) for whose election proxies shall have been solicited by the board, or (B) who are then serving as directors appointed by the board to fill vacancies on the board caused by death or resignation, but not by removal, or to fill newly-created directorships; (ii) a majority of the outstanding voting power of World Access shall have been acquired or beneficially owned by any person (other than World Access, a subsidiary of World Access or the employee) or any two or more persons acting as a partnership, limited partnership, syndicate, or other group acting in concert for the purpose of acquiring, holding or disposing of voting stock of World Access, which group does not include the employee; or (iii) there shall have occurred: (A) a merger or consolidation of World Access with or into another corporation (other than (1) a merger or consolidation with a subsidiary of World Access or (2) a merger or consolidation in which (a) the holders of voting stock of World Access immediately prior to the merger as a class continue to hold immediately after the merger at least a majority of all outstanding voting power of the surviving or resulting corporation or its parent and (b) all holders of each outstanding class or series of voting stock of World Access immediately prior to the merger or consolidation have the right to receive substantially the same cash, securities or other property in exchange for their voting stock of World Access as all other holders of such class or series); (B) a statutory exchange of shares of one or more classes or series of outstanding voting stock of World Access for cash, securities or other property; (C) the sale or other disposition of all or substantially all of the assets of World Access, in one transaction or a series or transactions; or (D) the liquidation or dissolution of World Access; unless more than 25% of the voting stock, or the voting equity interest, of the surviving corporation or the corporation or other entity acquiring all or substantially all of the assets of World Access (in the case of a merger, consolidation or disposition of assets) or of World Access or its resulting parent corporation (in the case of a statutory share exchange) is beneficially owned by the employee or a group that includes the employee.

     John D. Phillips and Armstrong International Telecommunications, Inc. have entered into a letter agreement, pursuant to which Mr. Phillips has agreed not to sell or transfer, directly or indirectly, any shares of World Access common stock held by him without the prior written consent of Armstrong International Telecommunications for so long as Armstrong International Telecommunications or any of its affiliates remains a stockholder of World Access. The provisions of the letter agreement terminate upon (i) Mr. Phillips' death or disability, (ii) any decision to remove, or to not reelect, Mr. Phillips as the Chief Executive Officer of World Access in which at least 50% of the directors elected by the holders of World Access Series C preferred stock (or, upon conversion into or other acquisition of World Access common stock, by 50% of the directors nominated, designated or elected by Armstrong International Telecommunications, Epic Interests, Inc. and BFV Associates, Inc., or their affiliates) vote in favor of such removal or fail to vote in favor of such reelection, (iii) the fifth anniversary of the closing of our merger with FaciliCom in the event that Mr. Phillips is no longer Chief Executive Officer of World Access for any reason, and (iv) upon a change of control of World Access.

     On November 29, 1999, we entered into an agreement with A. Lindsay Wallace, President of our Equipment Group, that provides incentive compensation for Mr. Wallace in the event of the sale of specified divisions of our Equipment Group. This agreement provides that World Access will pay to Mr. Wallace: (i) a cash payment equal to 0.75% of the gross consideration received by World Access upon the sale of the NACT Switching Division; (ii) a cash payment equal to 0.75% of the gross consideration received by World Access upon the sale of the Wireless Local Loop Division; and (iii) 0.5% of the gross consideration received by World Access upon the sale of the Transport and Access Division. This agreement also provides that all stock options granted to Mr. Wallace under our 1991 Stock Option Plan and 1998 Incentive Equity Plan will become fully vested upon the sale of the NACT Switching Division and the Transport and Access Division, and those options may be exercised by Mr. Wallace at any time until the one year anniversary of the termination of Mr. Wallace's employment with World Access. Additionally, this agreement states that if Mr. Wallace's employment with World Access is terminated as a direct result of the sale of one of these divisions, World Access will continue to pay Mr. Wallace's current base salary through the second anniversary of his termination date. World Access' obligations under this agreement are conditioned upon Mr. Wallace remaining the President of the Equipment Group through the closing of the sales of these divisions, his assistance in facilitating these sales and his agreement to serve as a full-time employee or consultant with the buyer of these divisions for a period of six months following the closing date. This agreement may be revoked at any time by the Chief Executive Officer of World Access, in his sole discretion.

COMPENSATION COMMITTEE REPORT

     This report sets forth information on the compensation and benefits provided to our Chief Executive Officer and other executive officers of the Company during 1999 and has been prepared by the Compensation Committee of our board of directors.

     Compensation Philosophy. The Compensation Committee is currently comprised of four non-employee directors. Among other things, the Compensation Committee reviews and approves annual executive officer compensation. In general, the compensation policies adopted by the Compensation Committee are designed to (i) attract and retain executives capable of leading World Access to meet its business objectives and (ii) motivate World Access executives to enhance long-term stockholder value.

     The annual compensation of Mr. Phillips, our Chairman and Chief Executive Officer, and our other executive officers consists of a combination of base salary, incentive bonuses and stock options. The Compensation Committee sets base salaries for executive officers based principally on an assessment of World Access' short and long-term goals and the specific responsibilities of each officer. Information on individual performance is provided to the Compensation Committee by our Chief Executive Officer. In addition to individual performance against goals and responsibilities, the Compensation Committee is aware of executive compensation practices at comparable companies (i.e., companies which are generally of the same size in related industries). The Compensation Committee uses this information only as a general reference, however, and not to set specific salary amounts.

     Incentive Bonuses. Annually, the Compensation Committee establishes the performance goals and range of bonuses under our Short-Term Incentive Plan for Senior Executives which was approved by our stockholders in June 1999. The performance goals for 1999 were tied to World Access achieving predefined levels of (i) earnings per share; (ii) revenue; (iii) earnings before interest, taxes, depreciation and amortization; and (iv) common stock price appreciation. Each performance goal operates independently, so achieving or failing to achieve results from one measurement does not reflect the eligible bonus amounts awarded for others.

     Stock Options. The stock option program is a long-term incentive plan for executive officers and other key employees. The objectives of the program are to align executive and stockholder long-term interests by creating a strong and direct relationship between executive compensation and stockholder returns. The Compensation Committee strongly believes that by providing those individuals who have substantial responsibility for the management and growth of World Access and the maximizing of stockholder returns with an opportunity to increase their ownership of common stock, the best interests of stockholders and executives will be more closely aligned. World Access stock options typically vest over three to four years, which increases the long-term value of these awards.

     The Compensation Committee's determination of the number of options to award to an individual executive officer is made in a manner similar to that described above with respect to the setting of salaries. In addition, in determining the number of options to be granted to an individual, the Compensation Committee takes into account the number of options already granted to that individual and the value of those options.

     Discussion of 1998 Chief Executive Officer Compensation. Based on our actual performance against Short-Term Incentive Plan goals in 1999, as well as Mr. Phillips' ability to complete several key strategic initiatives during the year, the Compensation Committee awarded Mr. Phillips an incentive bonus of $1.0 million. Key strategic initiatives completed by Mr. Phillips included: (i) $50.0 million investment by The 1818 Fund III; (ii) acquisition of Comm/Net; (iii) FaciliCom merger; (iv) $75.0 million private placement by institutional investors; (v) pending acquisition of Long Distance International; and (vi) pending monetization of the Company's equipment businesses. The Compensation Committee also considered Mr. Phillips' continued progress in establishing a broad, experienced management team, the efficient integration of acquired businesses and the significant increase in the Company's market capitalization during 1999.

                                          Submitted by the Compensation
                                          Committee

                                                   Stephen J. Clearman
                                                    John P. Imlay, Jr.
                                                     Carl E. Sanders
                                                      Dru A. Sedwick

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Our board's Compensation Committee consists of the four persons named as signatories to the Compensation Committee Report above. There are no Compensation Committee interlocks.

                   WORLD ACCESS STOCK PRICE PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return (including reinvested dividends) of The Nasdaq Stock Market -- United States owned companies and Nasdaq Telecommunications Stocks for the five years ended December 31, 1999. The Nasdaq total returns were prepared by the Center for Research in Security Prices at the University of Chicago.

                                                      WORLD ACCESS                NASDAQ (U.S.)              NASDAQ (TELCOM)
                                                      ------------                -------------              ---------------
1994                                                       100                          100                         100
1995                                                       300                       141.33                      130.91
1996                                                       320                       173.89                      133.86
1997                                                       955                       213.07                      195.75
1998                                                       855                       300.25                       322.3
1999                                                       770                       542.43                      561.27

---------------

Assumes that the value of the investment in our common stock and each index was $100 on December 31, 1994, and that all dividends were reinvested.
(1) World Access common stock
(2) Total Return Index for The Nasdaq Stock Market (U.S. Companies)
(3) Total Return Index for Nasdaq Telecommunications Stocks

     Pursuant to Securities and Exchange Commission regulations, this performance graph is not "soliciting material," is not deemed filed with the Commission and is not to be incorporated by reference in any of our filings under the Securities Act or the Securities Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Our only issued and outstanding classes of voting securities are common stock, Series A preferred stock, Series C preferred stock and Series D preferred stock. As of March 24, 2000, there were 59,675,996 shares of World Access common stock issued and outstanding; 50,000 shares of Series A preferred stock issued and outstanding (convertible to 4,347,826 shares of our common stock); 350,260 shares of Series C preferred stock issued and outstanding (convertible into 17,186,451 shares of our common stock) and 185,000 shares of Series D preferred stock issued and outstanding (convertible into 10,277,777 shares of our common stock).

     The following table sets forth information regarding the beneficial ownership of our common stock and each individual class of our preferred stock, as of March 24, 2000 for (i) each person we know beneficially owns more than 5% of our common stock, (ii) each director individually, (iii) each executive officer who would be a named executive officer under Rule 402 of Regulation S-K and (iv) all directors and executive officers as a group.

                                                        SHARES UNDERLYING    TOTAL SHARES
                                            SHARES         DERIVATIVE        BENEFICIALLY    PERCENTAGE
NAME                                       OWNED(1)       SECURITIES(2)        OWNED(1)        OWNED
----                                      ----------    -----------------    ------------    ----------
World Access Common Stock
Armstrong International
  Telecommunications, Inc.(3)...........          --       15,162,015         15,162,015        20.3%
  One Armstrong Place
  Butler, PA 16001
WorldCom Network Services, Inc.(4)......   6,327,344               --          6,327,344        10.6
  500 Clinton Center Drive
  Clinton, MS 39056
The 1818 Fund III, L.P.(5)..............          --        6,086,956          6,086,956         9.3
  59 Wall Street
  New York, NY 10005
Morgan Stanley & Co. Incorporated(6)....          --        5,685,111          5,685,111         8.7
  1585 Broadway
  New York, NY 10036
Walter J. Burmeister+++(7)..............          --        1,135,694          1,135,694         1.9
Kirby J. Campbell+......................          --               --                 --           *
Bryan Cipoletti+........................          --               --                 --           *
Stephen J. Clearman+(8).................   1,309,044          167,000          1,476,044         2.5
John P. Imlay, Jr.+.....................      59,900          179,000            238,900           *
John D. Phillips+++(9)..................   1,312,500        1,117,000          2,429,500         4.0
Massimo Prelz Oltramonti+(10)...........   1,885,251          100,000          1,985,251         3.3
John P. Rigas+(11)......................     816,942          100,000            916,942         1.5
Carl E. Sanders+(12)....................      62,000          179,000            241,000           *
Dru A. Sedwick+.........................          --               --                 --           *
Lawrence C. Tucker+(5)..................          --        6,186,956          6,186,956         9.4
W. Tod Chmar++..........................     312,500           25,000            337,500           *
Mark A. Gergel++(13)....................      26,791          237,500            264,291           *
Michael F. Mies++(13)...................       2,267           28,750             31,017           *

                                                        SHARES UNDERLYING    TOTAL SHARES
                                            SHARES         DERIVATIVE        BENEFICIALLY    PERCENTAGE
NAME                                       OWNED(1)       SECURITIES(2)        OWNED(1)        OWNED
----                                      ----------    -----------------    ------------    ----------
A. Lindsay Wallace++(13)................         496          172,380            172,876           *
All directors and executive officers as
  a group (15 persons)..................   5,787,691        9,628,280         15,415,971        16.1

Series A Preferred Stock
The 1818 Fund III, L.P..................      50,000           20,000             70,000       100.0

Series C Preferred Stock
Armstrong International
  Telecommunications, Inc...............     309,002               --            309,002        88.2
Walter J. Burmeister                      19,161....               --             19,161         5.5
Juan Carlos Valls.......................      19,161               --             19,161         5.5
  1530 Key Boulevard #306
  Arlington, VA 22209

Series D Preferred Stock
Morgan Stanley & Co. Incorporated.......     102,332               --            102,332        55.3
AIM High Yield Fund.....................      16,851               --             16,851         9.1
  11 Greenway Plaza, #1919
  Houston, TX 77046
NETnet International S.A................      14,800               --             14,800         8.0
  Siege Social; L-1611
  41 Avenue de la Gare
  R.C. Luxemburg B49615
Kemper High Yield Series................      11,794               --             11,794         6.4
  222 South Riverside Plaza
  Chicago, IL 60606

---------------
 *  Less than one percent

 +  Director

 ++  Named executive officer

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) Unless otherwise indicated, represents shares which may be acquired by the exercise of stock options and warrants on or before May 23, 2000.

(3) Represents 15,162,015 shares of common stock issuable upon the conversion of 309,002 shares of Series C preferred stock.

(4) Includes 1,746,500 shares of common stock held in escrow pursuant to our acquisition of Cherry Communications Incorporated in December 1998. This amount currently represents our best estimate of the shares to ultimately be released to WorldCom Network Services, Inc., a wholly owned subsidiary of MCI WorldCom, Inc., upon the final resolution of all creditor claims against Cherry Communications in U.S. Bankruptcy Court. WorldCom Network Services directs the voting of these shares while they are held in escrow.

(5) Includes 4,347,826 shares of common stock issuable upon the conversion of 50,000 shares of Series A preferred stock owned of record by The 1818 Fund III, a private equity partnership, and 1,739,130 shares of common stock reserved for issuance upon the conversion of 20,000 shares of Series A preferred stock which is subject to an option held by The 1818 Fund III. The general partner of the 1818 Fund III is

    Brown Brothers Harriman & Co. Mr. Tucker, a partner at Brown Brothers Harriman, is deemed to be the beneficial owner of these shares due to his role as co-manager of The 1818 Fund III.

(6) Represents 5,685,111 shares of common stock issuable upon the conversion of 102,332 shares of Series D preferred stock.

(7) Includes 940,204 shares of common stock issuable upon the conversion of 19,161 shares of Series C preferred stock.

 (8) Includes 1,211,982 shares of common stock owned by Geocapital V, L.P., 36,900 shares owned by Geocapital Advisors, L.P., and 7,952 shares owned by Geocapital Investors V, L.P. Mr. Clearman, a general partner of these partnerships, is deemed to be the beneficial owner of these shares.

 (9) Includes 787,500 shares owned of record by Resurgens Partners, LLC, of which Mr. Phillips has the sole voting and dispositive power. Also includes 100,000 shares held in the name of Mr. Phillips' wife as custodian for two of Mr. Phillips' minor children, with respect to which Mr. Phillips disclaims beneficial ownership.

(10) Represents 1,443,887 shares of common stock owned by Gilbert Global Equity Partners, L.P. and 441,364 shares owned by Gilbert Global Equity Partners (Bermuda), L.P. Mr. Prelz, a Managing Director of Gilbert Global Equity Partners, is deemed to be the beneficial owner of these shares.

(11) Represents 816,942 shares of common stock owned by Zilkha Capital Partners, L.P. Mr. Rigas, a Managing Partner of Zilkha Capital Partners, is deemed to be the beneficial owner of these shares.

(12) Includes 2,000 shares owned by Mr. Sanders' wife, with respect to which Mr. Sanders disclaims beneficial ownership.

(13) Includes the following shares of common stock acquired through voluntary employee contributions to our 401(k) Plan and contributed to the 401(k) Plan under a matching contribution program offered to all 401(k) Plan participants: Mr. Gergel -- 4,041 shares; Mr. Mies -- 517 shares and Mr. Wallace -- 496 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999, we paid aggregate fees of approximately $215,900 to JDP Aircraft II, Inc. for charter flight services provided to World Access. John D. Phillips, our Chairman and Chief Executive Officer, is the sole shareholder and an officer of JDP Aircraft II.

     In April 1999, we issued 50,000 shares of Series C preferred stock to The 1818 Fund III for consideration of $50.0 million. Lawrence C. Tucker, one of our directors, is a co-manager of The 1818 Fund III.

     We paid Brown Brothers Harriman & Co. $750,000 for advisory services in connection with a $75.0 million private placement of our common stock in December 1999 and $830,000 for advisory services in connection with an $83.1 million private placement of our common stock in February 2000. Additionally, we have engaged Brown Brothers Harriman in connection with the proposed sale of our Equipment Group, pursuant to which Brown Brothers Harriman may be entitled to a payment equal to 0.5% of the sales price upon closing. Mr. Tucker is a General Partner of Brown Brothers Harriman.

     FaciliCom has historically relied on its majority stockholder, Armstrong Holdings, Inc. for the performance of services, including customer billing. In connection with the FaciliCom merger, an affiliate of Armstrong Holdings received 309,002 shares of our Series C preferred stock, which represented approximately 20.0% of our voting common stock at December 31, 1999. In December 1999, we entered into a two year services agreement with Armstrong Holdings. The terms of the agreement includes professional services billed at hourly rates and data center services based on usage and disk storage space. We believe that the terms of the agreements are competitive with similar services offered in the industry.

     In December 1999, we sold 4,713,128 shares of restricted common stock for $75.0 million, or $15.91 per share, in a private transaction with a group of institutional and sophisticated investors. Entities affiliated with Geocapital Partners, entities affiliated with Gilbert Global Equity Partners, and Zilkha Capital Partners were the purchasers of $20.0 million, $30.0 million, and $13.0 million of common stock, respectively, in this transaction. Stephen J. Clearman, a general partner of Geocapital Partners, Massimo Prelz Oltramonti, a Managing Director of Gilbert Global Equity Partners, and John P. Rigas, a Managing Partner of Zilkha Capital Partners, are members of our board of directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this report

     (1) Financial Statements

     The index to the financial statements included in this report within Item 8 (page 50) is incorporated herein by reference.

     (2) Financial Statement Schedules

  SCHEDULE                 PAGE
   NUMBER                 NUMBER
  --------                ------
  I                        109
  II                       114

     (3) Exhibits -- See Item 14 (c) below

     (b) Reports on Form 8-K

     On October 5, 1999 we filed an amendment to our Report on Form 8-K filed on July 14, 1999 announcing that WA Telco Systems Products Co., Inc., our wholly owned subsidiary, acquired substantially all the assets and assumed certain liabilities of Comm/Net Holding Corporation and its wholly owned subsidiaries, Enhanced Communications Corporation, Comm/Net Services Corporation and Long Distance Exchange Corporation. The purpose of this amendment was to clarify that financial statements and pro forma financial information were not required to be filed with the Commission with respect to this transaction as Comm/Net did not represent a significant subsidiary at the 20% level as set forth in Rule 3-05 of Regulation S-X.

     On December 14, 1999 we filed a Report on Form 8-K announcing that our Board of Directors had adopted a plan to divest, spin-off or otherwise monetize our Equipment Group.

     On December 22, 1999 we filed a Report on Form 8-K announcing that we had completed our merger with FaciliCom International, Inc. We included audited financial statements of FaciliCom in this Report.

     (c) The exhibits filed herewith and incorporated by reference herein are set forth on the Exhibit Index beginning on page 105 hereof. Included in those exhibits are the following executive compensation plans and arrangements:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.1    --   1991 Stock Option Plan
  10.2    --   Amendment to 1991 Stock Option Plan
  10.3    --   Second Amendment to 1991 Stock Option Plan
  10.4    --   Third Amendment to 1991 Stock Option Plan
  10.5    --   Outside Directors' Warrant Plan
  10.6    --   Directors' Warrant Incentive Plan
  10.7    --   Fourth Amendment to 1991 Stock Option Plan
  10.8    --   Fifth Amendment to 1991 Stock Option Plan
  10.9    --   Amendment One to Outside Directors' Warrant Plan
 10.10    --   Amendment One to Directors' Warrant Incentive Plan

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.11    --   Amendment Two to Outside Directors' Warrant Plan
 10.12    --   Amendment Two to Directors' Warrant Incentive Plan
 10.13    --   Sixth Amendment to 1991 Stock Option Plan
 10.14    --   Severance Protection Agreement -- Mark A. Gergel
 10.15    --   Amendment Three to Outside Directors' Warrant Plan
 10.16    --   Executive Employment Agreement between World Access, Inc.
               and Mark A. Gergel
 10.17    --   1998 Incentive Equity Plan, as amended
 10.29    --   FaciliCom International, Inc. 1998 Stock Option Plan
 10.32    --   First Amendment to the World Access, Inc. 1998 Incentive
               Equity Plan
 10.33    --   FaciliCom International, Inc. 1999 Special Stock Option Plan
 10.35    --   Agreement between World Access and A. Lindsay Wallace

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
  3.1     --   Certificate of Incorporation of World Access, Inc. and
               Amendments to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to World Access' Form S-4 filed
               October 6, 1998, Registration No. 333-65389, Amendment to
               Certificate of Incorporation incorporated by reference to
               Exhibit 3.2 of WA Telco Systems Products Co., Inc.'s Form
               8-K filed October 28, 1998).
  3.2     --   Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to World Access' Form 10-K for the year ended December 31, 1998, filed April 9, 1999).
  3.3     --   Certificate of Designation of 4.25% Cumulative Senior
               Perpetual Convertible Preferred Stock, Series A
               (incorporated by reference to Exhibit 4 to World Access'
               Form 8-K, filed May 3, 1999).
  3.4     --   Certificate of Designation of 4.25% Cumulative Junior
               Convertible Preferred Stock, Series B (incorporated by
               reference to Exhibit 4.1 to World Access' Form 8-K, filed
               July 14, 1999).
  3.5     --   Certificate of Designation of Convertible Preferred Stock,
               Series C (incorporated by reference to Exhibit 1.7(b) to
               Appendix A to World Access' Proxy Statement dated November
               5, 1999 relating to the Special Meeting of Stockholders held on December 7, 1999).
  3.6     --   Certificate of Designation of Convertible Preferred Stock,
               Series D (incorporated by reference to Exhibit 4 to World
               Access' Form 8-K, filed February 28, 2000).
  3.7     --   Bylaws of the World Access (incorporated by reference to
               Exhibit 3.2 to World Access' Form S-4 filed October 6, 1998,
               No. 333-65389).
  4.1     --   Indenture dated as of October 1, 1997 by and between World
               Access, Inc. and First Union Bank, as trustee (incorporated by reference to Exhibit 4.1 to WA Telco Systems' Form 8-K, filed October 8, 1997).
  4.2     --   First Supplemental Indenture dated October 28, 1998 between
               World Access, Inc., WA Telco Systems Products Co., Inc. and
               First Union Bank, as Trustee (incorporated by reference to
               Exhibit 4.1 to the World Access' Form 8-K filed October 28,
               1998).
  4.3     --   Form of Indenture between World Access, Inc. and First Union
               Bank, as Trustee (incorporated by reference to Exhibit 4.6 to World Access' Form S-4/A filed November 5, 1999,
               Registration No. 333-89479).
 10.1     --   World Access, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to WA Telco
               Systems' Registration Statement on Form S-18, filed on July
               25, 1991, No. 33-41255-A).
 10.2     --   Amendment to World Access, Inc. 1991 Stock Option Plan
               (incorporated by reference to Exhibit 10.2 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1993,
               filed March 31, 1994).
 10.3     --   Second Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.3 to WA Telco Systems' Form 10-K for the year ended December 31, 1993, filed March 31, 1994).
 10.4     --   Third Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.26 to WA Telco Systems' Form S-2,
               Amendment No. 2, filed on February 14, 1995, No. 33-87026).
 10.5     --   World Access, Inc. Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.40 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1995,
               filed April 10, 1996).
 10.6     --   Directors' Warrant Incentive Plan (incorporated by reference to Exhibit 10.41 to WA Telco Systems' Form 10-K for the year ended December 31, 1995, filed April 10, 1996).
 10.7     --   Fourth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.32 to WA Telco Systems' Form 10-K
               for the year ended December 31, 1996, filed April 11, 1997).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
 10.8     --   Fifth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.33 to WA Telco Systems' Form 10-K
               for the year ended December 31, 1996, filed April 11, 1997).
 10.9     --   Amendment One to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.33 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1996,
               filed April 11, 1997).
 10.10    --   Amendment One to Directors' Warrant Incentive Plan
               (incorporated by reference to Exhibit 10.31 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1996,
               filed April 11, 1997).
 10.11    --   Amendment Two to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.21 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1997,
               filed April 15, 1998).
 10.12    --   Amendment Two to Directors' Warrant Incentive Plan
               (incorporated by reference to Exhibit 10.22 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1997,
               filed April 15, 1998).
 10.13    --   Sixth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.22 to WA Telco Systems' Form 10-K
               for the year ended December 31, 1997, filed April 15, 1998).
 10.14    --   Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Mark A. Gergel (incorporated by reference to Exhibit 10.33 to WA Telco Systems' Form 10-K for the year ended December 31, 1997, filed April 15, 1998).
 10.15    --   Amendment Three to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.21 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
 10.16    --   Executive Employment Agreement between World Access, Inc.
               and Mark A. Gergel dated as of December 14, 1998
               (incorporated by reference to Exhibit 10.23 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
 10.17    --   World Access, Inc. 1998 Incentive Equity Plan, as amended
               (incorporated by reference to Exhibit 10.25 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
 10.18    --   Form of Indemnification Agreement with directors and
               officers (incorporated by reference to Appendix H to the
               Registrant's Joint Proxy Statement/Prospectus dated November
               10, 1998 relating to the Special Meeting of Stockholders
               held on November 30, 1998).
 10.19    --   Schedule of all officers and directors who have signed an
               Indemnification Agreement referred to in Exhibit 10.27
               (incorporated by reference to Exhibit 10.28 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
 10.20    --   First Amended and Restated Credit Agreement dated as of
               December 7, 1999 between Telco Systems, Inc., World Access
               Holdings, Inc. and Bank of America, N.A. as Administrative
               Agent and Fleet National Bank as Syndication Agent and Bank
               Austria Creditanstalt Corporate Finance, Inc. as
               Documentation Agent and Banc of America Securities LLC as
               Lead Arranger and Book Running Manager.
 10.21    --   Guaranty dated as of December 30, 1998 between the
               Registrant, Telco Systems, World Access Holdings, Inc.,
               NationsBank, N.A. as Administrative Agent and the lenders
               party to the Credit Agreement referred to in Exhibit 10.20
               (incorporated by reference to Exhibit 10.30 to World Access'
               Form 10-K for the year ended December 31, 1999, filed April
               9, 1999).
 10.22    --   Pledge Agreement dated as of December 31, 1998 by the
               Registrant. in favor of NationsBank, N.A. as Administrative
               Agent and the lenders party to the Credit Agreement referred to in Exhibit 10.20 (incorporated by reference to Exhibit
               10.31 to World Access' Form 10-K for the year ended December
               31, 1999, filed April 9, 1999).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
 10.23    --   Security Agreement dated as of December 31, 1998 by the
               Registrant in favor of NationsBank, N.A. as Administrative
               Agent and the lenders party to the Credit Agreement referred to in Exhibit 10.20 (incorporated by reference to Exhibit
               10.32 to World Access' Form 10-K for the year ended December
               31, 1999, filed April 9, 1999).
 10.24    --   Confirmation Agreement dated as of December 7, 1999 by Telco
               Systems, Inc., World Access Holdings, Inc., World Access,
               Inc., WA Telco Systems Products Co., Inc., NACT
               Telecommunications, Inc., Restor-AIT, Inc., Sunrise Sierra,
               Inc., Westec Communications, Inc., Telco Systems Security
               Corporation, World Access Capital Corp., World Access
               Telecommunications Group, Inc., Cellular Infrastructure
               Supply, Inc. and Galaxy Personal Services, Inc. for the
               benefit of the lenders party to the Credit Agreement
               referred to in Exhibit 10.20.
 10.25    --   Pledge Agreement dated as of December 7, 1999 by World
               Access, Inc. in favor of Bank of America, N.A., in its
               capacity as Administrative Agent, and each lender a party to the Credit Agreement referred to in Exhibit 10.20.
 10.26    --   Disbursement Agreement dated as of December 14, 1998, by and the Registrant, Cherry Communications Incorporated (d/b/a
               Resurgens Communications Group) and William H. Cauthen, Esq.
               (incorporated by reference to Exhibit 10.33 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
 10.27    --   Agreement and Plan of Merger and Reorganization by and among
               World Access, Inc., WAXS INC., WA Merger Corp. and Cherry
               Communications Incorporated (d/b/a Resurgens Communications
               Group) dated as of May 12, 1998, as amended (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated November 12, 1998 relating to the Special Meeting of
               Stockholders held on December 14, 1998).
 10.28    --   Share Exchange Agreement by and among World Access, Inc.,
               WAXS INC., Cherry Communications U.K. Limited and
               Renaissance Partners II, dated as of May 12, 1998
               (incorporated by reference to Appendix B to the Registrant's
               Proxy Statement dated November 12, 1998 relating to the
               Special Meeting of Stockholders held on December 14, 1998).
 10.29    --   FaciliCom International, Inc. 1998 Stock Option Plan
               (incorporated by reference to Exhibit 10.19 to FaciliCom's
               Form 10-K for the year ended September 30, 1998, filed
               December 28, 1998).
 10.30    --   Form of Stock Purchase Agreements, dated as of October 13,
               1999 by and between World Access and Gilbert Global Equity
               Partners, L.P., Gilbert Global Equity Partners (Bermuda)
               L.P., GGEP/GGEC Equity Partners, L.P., Zilkha Capital
               Partners, L.P., Erie Indemnity Company, Erie Insurance
               Exchange, Geocapital V, L.P. and Ezra K. Zilkha
               (incorporated by reference to Exhibit 4.10 to World Access'
               Form S-4/A, filed November 5, 1999).
 10.31    --   Form of Registration Rights Agreement between World Access and Armstrong International Telecommunications, Inc., BFV
               Associates, Inc., Epic Interests, Inc. and Anand Kumar
               (incorporated by reference to Exhibit 6.3 to Appendix A to
               World Access' Proxy Statement dated November 5, 1999
               relating to the Special Meeting of Stockholders held on
               December 7, 1999).
 10.32    --   First Amendment to the World Access, Inc. 1998 Incentive
               Equity Plan.
 10.33    --   FaciliCom International, Inc. 1999 Special Stock Option
               Plan.
 10.34    --   Credit Agreement dated as of November 15, 1999 by and among
               FaciliCom International, L.L.C. and Nortel Networks Inc.
 10.35    --   Agreement between World Access and A. Lindsay Wallace dated
               November 29, 1999.

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
 21.1     --   Subsidiaries of the Registrant.
 23.1     --   Consent of Ernst & Young LLP.
 23.2     --   Consent of PricewaterhouseCoopers LLP.
 27.1     --   Financial Data Schedule for 1999. (For SEC use only).
 27.2     --   Financial Data Schedule for 1998 and 1997 as restated for
               discontinued operations.

          SCHEDULE 1 -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               WORLD ACCESS, INC.
                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
Current Assets:
  Cash and equivalents......................................   $  117,267       $ 21,799
  Other current assets......................................        3,519            912
                                                               ----------       --------
          Total Current Assets..............................      120,786         22,711
Property and equipment......................................          363            842
Investment in subsidiaries..................................      987,833        455,739
Intercompany receivable.....................................       79,260             --
Other assets................................................       47,289          1,000
                                                               ----------       --------
          Total Assets......................................   $1,235,531       $480,292
                                                               ==========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...........................................   $   25,000       $  8,500
  Accounts payable..........................................        1,584          2,095
  Other accrued liabilities.................................       25,937          6,392
                                                               ----------       --------
          Total Current Liabilities.........................       52,521         16,987
Intercompany payable........................................           --        102,722
Long-term Debt..............................................      285,711             --
                                                               ----------       --------
          Total Liabilities.................................      338,232        119,709
                                                               ----------       --------
Stockholders' Equity:
  Preferred Stock...........................................            4             --
  Common stock..............................................          523            441
  Capital in excess of par value............................    1,062,939        472,945
  Foreign currency translation adjustment...................         (341)            --
  Accumulated deficit.......................................     (165,826)      (112,803)
                                                               ----------       --------
          Total Stockholders' Equity........................      897,299        360,583
                                                               ----------       --------
          Total Liabilities and Stockholders' Equity........   $1,235,531       $480,292
                                                               ==========       ========

           See accompanying notes to condensed financial statements.

                               WORLD ACCESS, INC.
                                (PARENT COMPANY)

                       CONDENSED STATEMENT OF OPERATIONS

                                                               YEAR ENDED    TWO MONTHS ENDED
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1999             1998
                                                              ------------   ----------------
Sales.......................................................    $     --         $    --
Selling, general and administrative expenses................      (8,612)           (848)
Interest and other income...................................       3,047              35
Interest expense............................................        (361)            (22)
                                                                --------         -------
                                                                  (5,926)           (835)
Equity in net loss of continuing subsidiaries...............     (21,172)         (4,602)
Equity in net loss of discontinued subsidiaries.............     (25,925)         (1,059)
                                                                --------         -------
          Net Loss..........................................    $(53,023)        $(6,496)
                                                                ========         =======

           See accompanying notes to condensed financial statements.

                               WORLD ACCESS, INC.
                                (PARENT COMPANY)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                  TWO MONTHS
                                                                 YEAR ENDED         ENDED
                                                                DECEMBER 31,     DECEMBER 31,
                                                                    1999             1998
                                                              ----------------   ------------
                                                                      (IN THOUSANDS)
Cash Flows From Operating Activities:.......................      $  7,238         $  1,609
Cash Flows From Investing Activities:
  Acquisitions of businesses, net of cash acquired..........       (50,894)          (1,171)
  Expenditures for property and equipment...................            --             (364)
                                                                  --------         --------
          Net Cash Used By Investing Activities.............       (50,894)          (1,535)
Cash Flows From Financing Activities:
  Net proceeds from sales of common and preferred stock.....       121,984               --
  Payment of preferred stock dividends......................        (1,184)              --
  Proceeds from short-term borrowings.......................        43,300            8,500
  Payments on short-term borrowings.........................       (26,800)              --
  Proceeds from exercise of stock warrants and options......         1,824            2,185
                                                                  --------         --------
          Net Cash Provided By Financing Activities.........       139,124           10,685
                                                                  --------         --------
Increase in Cash and Equivalents............................        95,468           10,759
Cash and Equivalents at Beginning of Period.................        21,799           11,040
                                                                  --------         --------
          Cash and Equivalents at End of Period.............      $117,267         $ 21,799
                                                                  ========         ========
Supplemental Schedule of Noncash Financing and Investing
  Activities:
Issuance of common stock and stock options for businesses
  acquired..................................................      $455,391         $314,433
                                                                  ========         ========
Issuance of common stock for technology.....................      $  3,197         $     --
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

NOTE 3.  SENIOR NOTES

     In December 1999, as an integral part of the FaciliCom Merger, the Company issued $300.0 million in aggregate principal amount of 13.25% Senior Notes due 2008 ("Senior Notes") in exchange for all outstanding 10 1/2% FaciliCom Series B Senior Notes due 2008 having an aggregate principal amount of $300.0 million.

     The Senior Notes are general unsecured obligation of the Company. The Senior Notes rank senior in right of payment to any of the Company's existing and future obligations expressly subordinated in right of payment and will be pari passu in right of payment with all of the Company's other existing and future unsecured and unsubordinated obligations, including trade payables. The Company's subsidiaries are not guarantors of the Senior Notes.

     The Senior Notes bear interest at the rate of 13.25% per annum, payable in arrears on January 15 and July 15 of each year, and mature on January 15, 2008. The Senior Notes are not redeemable by the Company prior to January 15, 2003. At any time after that date, the Company has the option to redeem the Senior Notes at the following redemption prices plus accrued and unpaid interest (based on January 15 fiscal year): 2003 -- 106.625%; 2004 -- 104.417%; 2005 -- 102.208%;
and 2006 to maturity -- 100.0%. In the event of a change in control of ownership of the Company, each holder of the Senior Notes has the right to require the Company to purchase all or any of such holder's Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount.

     The Senior Notes require the Company to maintain certain financial and nonfinancial covenants, including limitations on additional indebtedness, restricted payments including dividends, transactions with affiliates, liens and asset sales. Upon the sale of certain of its equipment businesses, the Company will be obligated to tender for all or a portion of the Senior Notes at a purchase price equal to 100% of principal, plus accrued and unpaid interest, less the current market value of the Stock Consideration at the date the tender offer is commenced. The tender offer must be made within 270 days of the qualified asset sale(s).

     Upon issuance, the Company recorded the Senior Notes at $285.0 million, total principal less a $15.0 million original issuance discount. The discount was based on the estimated fair market value of the Senior

Notes on the date of issuance as determined by an investment banking firm. The discount will be amortized to interest expense over the term of the Senior Notes.

     At the time of the FaciliCom Merger, FaciliCom had approximately $47.0 million invested in U.S. Government obligations that served as collateral for its Series B Senior Notes. In connection with the exchange transaction, the FaciliCom note holders released this collateral and the Company was required to pledge these assets as collateral for its Senior Notes. The pledged assets, recorded as "Other assets" on the Company's December 31, 1999 balance sheet, will be released to the Company to partially fund interest payments due on the Senior Notes in 2000 and 2001.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE
                                          BEGINNING    COSTS AND      OTHER                       END OF
DESCRIPTION                               OF PERIOD     EXPENSES     ACCOUNTS      DEDUCTIONS     PERIOD
-----------                               ----------   ----------   ----------     ----------     -------
                                                                  (IN THOUSANDS)
Year Ended December 31, 1999:
  Deducted from asset account
     Allowance for accounts
       receivable.......................     $300        $4,805      $12,728(B)      $(295)(A)    $18,489
                                                                         965(D)        (14)(C)
Year Ended December 31, 1998:
  Deducted from asset account
     Allowance for accounts
       receivable.......................       --            --          300(B)         --            300
Year Ended December 31, 1997:
  Deducted from asset account
     Allowance for accounts
       receivable.......................       --            --           --            --             --

---------------

(A) Write-off of uncollectible amounts.
(B) Reserves from businesses acquired.
(C) Foreign currency translation adjustment.
(D) Charged directly to revenue.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

                                          WORLD ACCESS, INC.

                                          By:     /s/ JOHN D. PHILLIPS
                                            ------------------------------------
                                                      John D. Phillips
                                            Chairman and Chief Executive Officer

Dated as of March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JOHN D. PHILLIPS                   Chairman and Chief Executive     March 28, 2000
-----------------------------------------------------    Officer (Principal Executive
                  John D. Phillips                       Officer)

                 /s/ MARK A. GERGEL                    Executive Vice President and     March 28, 2000
-----------------------------------------------------    Chief Financial Officer
                   Mark A. Gergel                        (Principal Financial Officer)

                /s/ MARTIN D. KIDDER                   Vice President and Controller    March 28, 2000
-----------------------------------------------------    (Principal Accounting
                  Martin D. Kidder                       Officer)

              /s/ WALTER J. BURMEISTER                 Director                         March 28, 2000
-----------------------------------------------------
                Walter J. Burmeister

                /s/ KIRBY J. CAMPBELL                  Director                         March 28, 2000
-----------------------------------------------------
                  Kirby J. Campbell

                 /s/ BRYAN CIPOLETTI                   Director                         March 28, 2000
-----------------------------------------------------
                   Bryan Cipoletti

               /s/ STEPHEN J. CLEARMAN                 Director                         March 28, 2000
-----------------------------------------------------
                 Stephen J. Clearman

               /s/ JOHN P. IMLAY, JR.                  Director                         March 28, 2000
-----------------------------------------------------
                 John P. Imlay, Jr.

            /s/ MASSIMO PRELZ OLTRAMONTI               Director                         March 28, 2000
-----------------------------------------------------
              Massimo Prelz Oltramonti

                  /s/ JOHN P. RIGAS                    Director                         March 28, 2000
-----------------------------------------------------
                    John P. Rigas

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ CARL E. SANDERS                   Director                         March 28, 2000
-----------------------------------------------------
                   Carl E. Sanders

                 /s/ DRU A. SEDWICK                    Director                         March 28, 2000
-----------------------------------------------------
                   Dru A. Sedwick

               /s/ LAWRENCE C. TUCKER                  Director                         March 28, 2000
-----------------------------------------------------
                 Lawrence C. Tucker