Form 10-Q
period 2000-03-31
WORLD ACCESS INC /NEW/
filed 2000-05-22
CIK 1071645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
(MARK ONE)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE THREE MONTHS ENDED MARCH 31, 2000.
           OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM --------------- TO
           ---------------.

                         COMMISSION FILE NUMBER 0-29782

                               WORLD ACCESS, INC.
             (Exact name of Registrant as specified in its Charter)

                   DELAWARE                                      58-2398004
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

     945 E. PACES FERRY ROAD, SUITE 2200                           30326
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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at May 15, 2000 was 60,101,658.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets
  Cash and equivalents......................................  $  145,347     $  147,432
  Short-term investments....................................      43,922             --
  Restricted cash...........................................      30,847         32,243
  Accounts receivable.......................................     260,053        164,768
  Other current assets......................................      29,835         24,547
  Net assets held for sale..................................     238,405        244,388
                                                              ----------     ----------
          Total Current Assets..............................     748,409        613,378
Property and equipment......................................     154,250        136,033
Goodwill....................................................   1,081,172        830,234
Other assets................................................      64,854         50,159
                                                              ----------     ----------
          Total Assets......................................  $2,048,685     $1,629,804
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $   74,722     $   83,837
  Accounts payable..........................................     228,721        182,107
  Other accrued liabilities.................................     101,730         57,590
                                                              ----------     ----------
          Total Current Liabilities.........................     405,173        323,534
Long-term debt..............................................     413,989        408,338
Other liabilities...........................................         652            633
                                                              ----------     ----------
          Total Liabilities.................................     819,814        732,505
                                                              ----------     ----------
Stockholders' Equity
  Preferred stock...........................................           6              4
  Common stock..............................................         597            523
  Capital in excess of par value............................   1,422,619      1,062,939
  Accumulated other comprehensive loss......................      (4,368)          (341)
  Accumulated deficit.......................................    (189,983)      (165,826)
                                                              ----------     ----------
          Total Stockholders' Equity........................   1,228,871        897,299
                                                              ----------     ----------
          Total Liabilities and Stockholders' Equity........  $2,048,685     $1,629,804
                                                              ==========     ==========

                See notes to consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                  (UNAUDITED)
Carrier services............................................  $239,256    $85,098
Retail services.............................................    16,285         --
                                                              --------    -------
     Total Revenue..........................................   255,541     85,098
Cost of services............................................   223,855     80,154
Selling, general and administrative.........................    23,776      3,769
Depreciation and network amortization.......................     5,551      1,259
Goodwill amortization.......................................    12,208        978
                                                              --------    -------
     Total Operating Expenses...............................   265,390     86,160
                                                              --------    -------
     Operating Loss.........................................    (9,849)    (1,062)
Interest and other income...................................     2,619        183
Interest expense............................................    14,545      2,339
Foreign exchange gain.......................................       532         --
                                                              --------    -------
     Loss From Continuing Operations Before Income Taxes....   (21,243)    (3,218)
Income taxes benefit........................................     3,460        762
                                                              --------    -------
     Loss From Continuing Operations........................   (17,783)    (2,456)
Net income (loss) from discontinued operations..............    (6,374)     4,609
                                                              --------    -------
     Net Income (Loss)......................................   (24,157)     2,153
Preferred stock dividends...................................       632         --
                                                              --------    -------
     Net Income (Loss) Available to Common Stockholders.....  $(24,789)   $ 2,153
                                                              ========    =======
Income (Loss) Per Common Share:
     Basic:
          Continuing Operations.............................  $  (0.33)   $ (0.07)
          Discontinued Operations...........................     (0.12)      0.13
                                                              --------    -------
          Net Income (Loss).................................  $  (0.45)   $  0.06
                                                              ========    =======
     Diluted:
          Continuing Operations.............................  $  (0.33)   $ (0.07)
          Discontinued Operations...........................     (0.12)      0.13
                                                              --------    -------
          Net Income (Loss).................................  $  (0.45)   $  0.06
                                                              ========    =======
Weighted Average Shares Outstanding:
     Basic..................................................    55,189     36,089
                                                              ========    =======
     Diluted................................................    55,189     36,089
                                                              ========    =======

                See notes to consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                    ACCUMULATED
                                                      CAPITAL IN       OTHER
                                 PREFERRED   COMMON   EXCESS OF    COMPREHENSIVE   ACCUMULATED
                                   STOCK     STOCK    PAR VALUE        LOSS          DEFICIT       TOTAL
                                 ---------   ------   ----------   -------------   -----------   ----------
                                                          (UNAUDITED)
Balance at January 1, 2000.....     $4        $523    $1,062,939     $   (341)      $(165,826)   $  897,299
  Net loss.....................                                                       (24,157)      (24,157)
  Foreign currency translation
    adjustment.................                                        (4,027)                       (4,027)
                                                                                                 ----------
  Total comprehensive loss.....                                                                     (28,184)
  Issuance of common shares in
    private offerings..........                 39        82,172                                     82,211
  Issuance of preferred shares,
    common shares and options
    for acquisition of
    businesses.................      2           6       251,330                                    251,338
  Dividends on preferred
    stock......................                             (632)                                      (632)
  Conversion of Series B
    preferred stock............                 14           (14)                                        --
  Conversion of debt into
    common shares..............                  8        13,642                                     13,650
  Release of escrowed common
    shares.....................                            1,000                                      1,000
  Issuance of common shares for
    option and warrant
    exercises..................                  7        10,007                                     10,014
  Tax benefit from option and
    warrant exercises..........                            2,049                                      2,049
  Other issuances of common
    shares.....................                              126                                        126
                                    --        ----    ----------     --------       ---------    ----------
Balance at March 31, 2000......     $6        $597    $1,422,619     $ (4,368)      $(189,983)   $1,228,871
                                    ==        ====    ==========     ========       =========    ==========

                See notes to consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Cash Flows From Operating Activities:
  Net income (loss).........................................  $(24,157)  $  2,153
  Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
     Depreciation and amortization..........................    22,351      7,537
     Income tax benefit from stock warrants and options.....     2,049         13
     Provision for inventory reserves.......................       128        365
     Provision for bad debts................................     2,354      1,022
     Stock contributed to employee benefit plan.............       126         77
     Changes in operating assets and liabilities, net of
      effects from businesses acquired:
       Accounts receivable..................................   (64,734)    (6,022)
       Inventories..........................................   (12,154)   (10,918)
       Accounts payable.....................................    23,773      6,296
       Other assets and liabilities.........................    27,274     (9,482)
                                                              --------   --------
          Net Cash Used By Operating Activities.............   (22,990)    (8,959)
                                                              --------   --------
Cash Flows From Investing Activities:
  Acquisition of businesses, net of cash acquired...........    29,659     (2,486)
  Proceeds on sales of assets held for sale.................     5,135         --
  Purchase of short-term investments........................   (43,922)        --
  Expenditures for property and equipment...................    (8,997)    (1,895)
  Capitalization of software development costs..............      (489)    (1,204)
  Loans to WorldxChange.....................................   (25,000)        --
                                                              --------   --------
          Net Cash Used By Investing Activities.............   (43,614)    (5,585)
                                                              --------   --------
Cash Flows From Financing Activities:
  Net proceeds from sales of common stock...................    82,211         --
  Short-term borrowings (repayments)........................   (21,777)     1,200
  Principal payments under capital lease obligations........    (5,050)      (779)
  Payment of preferred stock dividends......................      (879)        --
  Proceeds from exercise of stock warrants and options......    10,014        105
  Debt issuance costs.......................................        --        (46)
                                                              --------   --------
          Net Cash From Financing Activities................    64,519        480
                                                              --------   --------
          Decrease in Cash and Equivalents..................    (2,085)   (14,064)
  Cash and Equivalents at Beginning of Period...............   147,432     55,176
                                                              --------   --------
          Cash and Equivalents at End of Period.............  $145,347   $ 41,112
                                                              ========   ========
Supplemental Schedule of Noncash Financing and Investing
  Activities:
  Issuance of common stock for businesses acquired..........  $ 13,047   $  2,454
  Issuance of preferred stock for business acquired.........   217,560         --
  Issuance of stock options and warrants for businesses
     acquired...............................................    21,731         --
  Conversion of debt into common stock......................    13,650         --
  Conversion of note receivable to investment in LDI........     4,674         --

                See notes to consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of World Access, Inc. and its majority owned and wholly owned subsidiaries (the "Company") from their effective dates of acquisition. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     The fair values of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate the carrying values due to their short-term nature. The fair values of long-term debt are estimated based on current market rates and instruments with the same risk and maturities and approximate the carrying value.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 2000.

     Accounts receivable are presented net of an allowance for doubtful accounts of $24.0 million and $18.5 million as of March 31, 2000 and December 31, 1999, respectively.

NOTE B:  ACQUISITIONS

LDI ACQUISITION

     In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Long Distance International Inc. ("LDI"), including its wholly-owned subsidiary NETnet International S.A. ("NETnet"). NETnet(TM) provides an array of retail telecommunications services concentrating on the needs of business customers in Austria, France, Germany, Italy, Norway, Spain, Sweden, Switzerland, and the United Kingdom.

     In connection with the LDI acquisition, the Company issued 185,000 shares of Convertible Preferred Stock, Series D ("Series D Preferred Stock") to LDI's stockholders and the holders of LDI's senior notes. The Series D Preferred Stock, which has a $185.0 million liquidation preference, was valued at $217.6 million based on its estimated market value during the period including the three trading days prior and the three trading days subsequent to the date economic terms of the LDI acquisition were announced. In addition, the Company issued 1,500,000 non-qualified options to purchase Company common stock at an exercise price of

                      WORLD ACCESS, INC. AND SUBSIDIARIES

$18.50 per share in exchange for substantially all the stock options held by LDI's employees. The new stock options were valued at $21.7 million based on the Black-Scholes option valuation model.

     The Series D Preferred Stock bears no dividend and is convertible into shares of the Company's common stock at the option of the holder in accordance with a conversion formula equal to the $1,000 liquidation preference per share divided by a conversion price of $18.00 per common share, subject to adjustment in the event of below market issuances of common stock, stock dividends and certain other distributions with respect to common stock. If the closing trading price of the Company's common stock exceeds $18.00 per share for 60 consecutive trading days, the Series D Preferred Stock will automatically convert into common stock.

     The acquisition of LDI has been accounted for under the purchase method of accounting. Accordingly, the results of LDI's operations have been included in the accompanying consolidated financial statements from February 11, 2000. The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 20 year period. The following summarizes the allocation of the purchase price based on information currently available to management (in thousands):

Purchase price:
  Preferred stock issued....................................  $217,560
  Debt forgiven.............................................     4,674
  Stock options issued......................................    21,731
  Fees and expenses.........................................     2,000
                                                              --------
          Total purchase price..............................   245,965
Allocation to fair value of net assets:
  Cash......................................................   (42,476)
  Other current assets......................................   (15,447)
  Property and equipment....................................   (17,127)
  Other assets..............................................    (1,420)
  Current liabilities.......................................    78,374
  Other liabilities.........................................       478
                                                              --------
          Goodwill..........................................  $248,347
                                                              ========

PRO FORMA RESULTS OF OPERATIONS

     During 1999, the Company acquired several businesses including (i) substantially all the assets of Comm/Net Holding Corporation and its wholly owned subsidiaries (collectively referred to herein as "Comm/Net") and (ii) FaciliCom International, Inc. ("FaciliCom").

     On a pro forma, unaudited basis, as if the acquisitions of Comm/Net, FaciliCom and LDI had occurred as of January 1, 1999, total revenue, operating loss from continuing operations, loss from continuing operations and loss from continuing operations per diluted common share for the three months ended March 31, 2000 and 1999 would have been approximately $264.2 million and $215.3 million; $23.1 million and $31.5 million; $31.1 million and $42.7 million; and $0.56 and $0.85, respectively. These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the acquisitions been in effect on the date indicated.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE C:  DISCONTINUED OPERATIONS

     In December 1999, in connection with the acquisition of FaciliCom, the Company adopted a plan to divest all of its remaining equipment businesses in order to focus on its international long distance business. As a result of this plan, all of the Company's equipment businesses have been accounted for as discontinued operations and, accordingly, the results of their operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented. Discontinued operations consisted of the following businesses at December 31, 1999:

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

     - Wireless Local Loop ("WLL") Division, a research and development group designing a next generation, fixed wireless local loop system.

     - Cellular Infrastructure Supply ("CIS") Division (acquired March 1997), a value-added supplier of new and refurbished cellular base stations and related equipment.

     In April 2000, the Company sold its Telco Systems and WLL divisions in two separate transactions that generated aggregate gross cash proceeds of approximately $275.0 million. In addition, in connection with the sale of Telco Systems, the Company received 960,000 restricted shares of BATM Advanced Communications Limited ("BATM") stock. The shares of BATM stock, which had an initial value of approximately $70.0 million, trade on the London Stock Exchange. Under the terms of the sales agreement, the Company may not sell, transfer or otherwise monetize these shares for a period of one year without the consent of BATM.

     During the first four months of 2000, the Company monetized its investment in CIS accounts receivable and inventories in the normal course of business. The remaining assets of CIS, which were not material, were sold in a private transaction completed in May 2000.

     The assets and liabilities of the discontinued operations are reflected as "Net assets held for sale" in the Consolidated Balance Sheets and consisted of the following (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Accounts receivable.........................................  $ 35,518      $ 58,080
Inventories.................................................    38,742        26,716
Other current assets........................................    34,907        40,369
                                                              --------      --------
          Total current assets..............................   109,167       125,165
Property and equipment......................................    13,679        13,198
Goodwill and other intangibles..............................   167,259       167,295
Other assets................................................    12,689        17,891
                                                              --------      --------
          Total assets......................................   302,794       323,549
Accounts payable............................................    16,911        22,771
Other current liabilities...................................    32,334        40,840
Long-term debt..............................................       147           169
Other liabilities...........................................    14,997        15,381
                                                              --------      --------
          Net assets held for sale..........................  $238,405      $244,388
                                                              ========      ========

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     In the normal course of business, the Company enters into certain sales-type lease arrangements with equipment customers. These leases are generally sold to third-party financing institutions. A portion of these arrangements contains certain recourse provisions under which the Company remains liable. The Company's maximum exposure under the recourse provisions, net of related reserves, was approximately $19.0 million at March 31, 2000. A portion of this contingent obligation is collateralized by security interests in the related equipment. The fair value of the recourse obligation at March 31, 2000 was not determinable as no market exists for these obligations.

NOTE D:  RESTRUCTURING CHARGE

     In December 1999, the Company recorded a one-time restructuring charge of $37.8 million in connection with the acquisition of FaciliCom. The restructuring charge included the estimated costs of (i) consolidating certain of the Company's United States gateway switching centers and related technical support functions into existing FaciliCom operations; (ii) consolidating certain of the Company's United Kingdom operations into existing FaciliCom operations; (iii) consolidating certain of the Company's administrative functions into FaciliCom's operations; and (iv) eliminating other redundant operations and assets as a result of combining the two entities.

     FaciliCom is a multi-national long distance service carrier focused on providing international telecommunications services to other carriers worldwide. FaciliCom provides these services over its carrier-grade international network, which consists of 17 gateway switches as well as a satellite earth station. Given the duplication of network assets between FaciliCom and the Company, including switching and transmission equipment, the Company made the decision in late 1999 to shut down and dispose of its six gateway switches located in Chicago, Los Angeles, Newark, Dallas, San Francisco and London. The Company intends to dispose of these six switches and related network assets through sale in the secondary switching and transmission equipment market during 2000. The restructuring charge also provided for the write-off of leasehold improvements at the six switch sites and lease commitments remaining on certain facilities and equipment taken out of service.

     Approximately 25 personnel whose job functions included accounting and administrative support as well as network operations were terminated as part of the overall restructuring. The termination benefits associated with these personnel were included in the restructuring charge.

     The following table summarizes the amounts included in each component of the restructuring charge (in thousands):

                                                     RESTRUCTURING     1999       2000     RESERVE BALANCE
                                                        CHARGE       ACTIVITY   ACTIVITY     AT 3/31/00
                                                     -------------   --------   --------   ---------------
Write-down of leasehold improvements...............     $ 1,506      $ 1,506     $   --        $   --
Write-down of network equipment....................      25,372       25,372         --            --
Write-down of redundant software and general
  equipment........................................       1,256        1,256         --            --
Accrual for lease and circuit cost commitments.....       8,078        1,216      1,441         5,421
Accrual for termination benefits...................       1,588          270        387           931
                                                        -------      -------     ------        ------
                                                        $37,800      $29,620     $1,828        $6,352
                                                        =======      =======     ======        ======

     The restructuring accrual is recorded in "Other accrued liabilities" on the Company's Consolidated Balance Sheets. The restructuring program is expected to be completed in 2000.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE E:  DEBT

SUMMARY

     Debt consisted of the following (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
13.25% Senior Notes due 2008................................  $285,533      $285,078
4.5% Convertible Subordinated Notes due 2002................   115,000       115,000
Bank line of credit.........................................        --        25,000
IRU and other capital lease obligations.....................    53,237        45,380
Nortel line of credit.......................................    24,941        21,717
Term loan...................................................    10,000            --
                                                              --------      --------
          Total debt........................................   488,711       492,175
Amount due within one year..................................    74,722        83,837
                                                              --------      --------
          Long-term debt....................................  $413,989      $408,338
                                                              ========      ========

     In connection with the LDI acquisition, the Company assumed a $10.0 million term loan with a stockholder of LDI pursuant to a term loan agreement. The loan bears interest at 12.25% per annum and matures on July 20, 2000. The loan is secured by all the capital stock of the non-U.S. subsidiaries of LDI, including NETnet. The holder of the term loan has an option to exchange the debt, including accrued interest, at anytime prior to its maturity date for shares of the Company's common stock valued at $15.00 per share.

     In April 2000, the Company issued an aggregate of 936,081 shares of Company common stock as payment in full for certain capital lease obligations assumed in connection with the acquisitions of LDI and Resurgens Communications Group (December 1998). These capital lease obligations had an aggregate debt balance due of approximately $22.0 million, including accrued interest.

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

     Set forth below is summarized financial information of WA Telcom presented for the information of its debtholders. Separate financial statements of WA Telcom are not presented because management has determined that they would not be material to investors. The summarized financial information presented below includes the results of operations for the following businesses from their respective dates of acquisitions: Discontinued operations: Cellular Infrastructure Supply, Inc. -- January 1997; Galaxy Personal Communications Services, Inc. -- July 1997 to December 1999; Advanced TechCom, Inc. -- January 1998; NACT Telecommunications, Inc. -- February 1998; Continuing operations:
Cherry Communications Incorporated

                      WORLD ACCESS, INC. AND SUBSIDIARIES
and Cherry Communications U.K. Limited -- December 1998; Comm/Net -- May 1999; FaciliCom -- December 1999 and LDI -- February 2000 (in thousands):

                           BALANCE SHEET INFORMATION

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Current assets..............................................  $140,902      $108,264
Non-current assets..........................................   624,108       448,311
Total assets................................................   765,010       556,575
Current liabilities.........................................   160,866       112,020
Non-current liabilities.....................................   116,908       131,009
Stockholders' equity........................................   487,236       313,546
Total liabilities and stockholders' equity..................   765,010       556,575

                        OPERATING STATEMENT INFORMATION

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                  2000       1999
                                                                --------    -------
Total revenue from continuing operations....................    $ 50,447    $85,098
Gross profit from continuing operations.....................       2,650      4,944
Net loss from continuing operations.........................     (13,010)      (560)
Net income (loss) from discontinued operations..............        (987)     3,193
Net income (loss)...........................................     (13,997)     2,633

NOTE F:  STOCKHOLDERS' EQUITY

     Shares of common and preferred stock outstanding consisted of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
Common Stock (150,000,000 shares authorized)................  59,787,758    52,333,832
                                                              ==========    ==========
Preferred Stock (10,000,000 shares authorized)
  Series A..................................................      50,000        50,000
  Series B..................................................          --        23,174
  Series C..................................................     350,260       350,260
  Series D..................................................     185,000            --
                                                              ----------    ----------
                                                                 585,260       423,434
                                                              ==========    ==========

     In February 2000, the Company sold 3,822,552 shares of restricted common stock for approximately $83.1 million, or $21.75 per share, in two private transactions with institutional and sophisticated investors.

     In March 2000, all of the Series B Preferred Stock outstanding was converted into 1,448,373 shares of common stock.

     As of March 31, 2000, a total of approximately 33.5 million shares of common stock are reserved for issuance upon conversion of the Series A, C and D Preferred Stock, including 20,000 shares of Series A Preferred Stock subject to a $20.0 million purchase option agreement scheduled to expire on June 30, 2000.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE G:  INCOME TAXES

     The Company's provision for income taxes attributable to continuing operations for the three months ended March 31, 2000 was a benefit of $3.5 million, or approximately 16.3% of loss from continuing operations before income taxes. The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates due to non-deductible expenses, consisting primarily of goodwill amortization.

NOTE H:  LITIGATION

     Following the Company's announcement in early 1999 regarding earnings expectations for the quarter and year ended December 31, 1998 and the subsequent decline in the price of the Company's common stock, 23 class action shareholder suits were filed against the Company. The Company and certain of its then current officers and directors were named as defendants. These suits arise from alleged misstatements of material information in and alleged omission of material information from some of the Company's securities filings and other public disclosures, principally related to product development, inventory and sales activities during the fourth quarter of 1998. Plaintiffs have requested damages in an unspecified amount in their complaints.

     These class action suits were consolidated into a single action for all pretrial proceedings in the United States District Court for the Northern District of Georgia. The plaintiffs filed an amended consolidated complaint for this action on or about May 28, 1999. The Company filed a motion to dismiss the amended consolidated complaint on June 28, 1999. The court denied this motion to dismiss in an order dated March 28, 2000. The Company filed an answer on May 5, 2000.

     Although the Company and the individuals named as defendants deny they have violated any of the requirements or obligations of the federal securities laws, there can be no assurance the Company will not sustain material liability as a result of or related to these shareholders suits.

NOTE I:  REPORTABLE SEGMENT DATA

     In December 1999, the Company adopted a plan to divest all its telecommunications equipment businesses. As a result, the Company's service segment, "Continuing Operations" is the only reportable business segment.

     Revenue by geographic region was as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2000(A)    1999(A)
                                                              --------   -------
United States...............................................  $156,660   $85,098
Europe......................................................    98,881        --
Other foreign countries.....................................        --        --
                                                              --------   -------
  Consolidated total........................................  $255,541   $85,098
                                                              ========   =======

---------------

(a) Revenue is attributed to countries based on the location of customers.

     Long-lived assets by geographic region were as follows (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
United States...............................................  $  86,041     $ 88,695
Europe......................................................     68,209       47,338
Other foreign countries.....................................         --           --
                                                              ---------     --------
  Consolidated total........................................  $ 154,250     $136,033
                                                              =========     ========

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE J:  SUBSEQUENT EVENTS

SALE OF TELCO SYSTEMS

     In April 2000, the Company sold its Telco Systems division to BATM Advanced Communications Limited, an Israel-based technology company, for $260.8 million of cash and 960,000 restricted shares of BATM common stock. The shares of BATM common stock, which had an initial value of approximately $70.0 million, trade on the London Stock Exchange. Under the terms of the definitive agreement, the Company may not sell, transfer or otherwise monetize these shares for a period of one year without the consent of BATM.

STAR MERGER

     In February 2000, the Company executed a definitive agreement with Star Telecommunications, Inc. ("Star"), a publicly held multinational telecommunications service provider, pursuant to which Star will be merged with and into the Company. Under the terms of the agreement, each share of Star common stock will be converted into .3905 shares of the Company's common stock (approximately 23 million shares). The Company has the option of paying up to 40% of the merger consideration in cash. The Company expects the transaction to close in the third quarter of 2000.

     The Star merger is subject to, among other things, certain regulatory approvals, the approval of the stockholders of the Company and Star, and the divestiture by Star of certain business segments for specified minimum net cash proceeds. Any net proceeds in excess of the specified minimum proceeds would serve to directly increase the merger consideration. The merger is intended to qualify as a tax-free reorganization, and will be accounted for as a purchase transaction. The Company has agreed to provide bridge financing to Star in an amount up to $35.0 million, none of which has been funded as of the date of this Report. Star will be entitled to elect one director to the Company's board of directors.

WORLDXCHANGE MERGER

     In February 2000, the Company executed a definitive merger agreement with Communication TeleSystems International, d/b/a WorldxChange Communications ("WorldxChange"), a privately held multinational telecommunications service provider. WorldxChange generated pro-forma revenues in 1999 of approximately $600.0 million, through its primary operations in North America, Germany, the United Kingdom, France, the Netherlands, Belgium, Australia and New Zealand. Pursuant to the terms of the agreement, stockholders of WorldxChange will receive approximately 31 million shares of the Company's common stock, subject to adjustment under certain circumstances. In addition, the Company will assume approximately $225.0 million in WorldxChange debt. The Company expects the transaction to close in the third quarter of 2000.

     The WorldxChange merger is subject to, among other things, certain regulatory approvals and the approval of the stockholders of the Company and WorldxChange. The merger is intended to qualify as a tax-free reorganization, and will be accounted for as a purchase transaction. The Company has agreed to provide bridge financing to WorldxChange in an amount up to $30.0 million, all of which has been funded as of the date of this Report. WorldxChange will be entitled to elect one director to the Company's board of directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This Form 10-Q Report contains information regarding the Company's strategies, plans and future expectations that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar terms and/or expressions are intended to identify forward-looking statements. These statements reflect the Company's assessment of a number of risks and uncertainties and actual results could differ materially from the results anticipated in these forward-looking statements. In light of the risks and uncertainties inherent in all such projected operational matters, a user of this Report should not regard forward-looking statements contained in the Report as representations by the Company or any other person that the plans of the Company will be achieved or that any future expectations will be realized.

     Factors that could cause the Company's actual results to differ from the results discussed in the forward-looking statements include, but are not limited to (i) the ability to successfully integrate new acquisitions; (ii) the ability to acquire and develop an international telecommunications network; (iii) the ability to manage effectively the Company's rapid growth; (iv) changes in customer rates per minute; (v) termination of certain service agreements or inability to enter into additional service agreements; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) changes in the availability of transmission facilities; (viii) loss of the service of key officers; (ix) loss of a customer which provides significant revenue; (x) highly competitive market conditions in the industry; and (xi) concentration of credit risk. Any forward looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Prior to December 1998, the Company was a manufacturer and seller of telecommunications network equipment. In December 1998, in connection with the acquisition of Resurgens Communication Group ("Resurgens"), and the appointment of a new Chief Executive Officer, the Company reorganized into two separate operating groups. The Telecommunications Group provided international long distance service to other carriers through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. The Equipment Group provided digital switches, billing and network telemanagement systems, fixed wireless local loop systems, intelligent multiplexers, digital microwave radio systems, cellular base stations and other telecommunications network products. As discussed further below, in December 1999 the Company adopted a plan to divest the businesses comprising the Equipment Group.

     In December 1998, the Company acquired Resurgens, a facilities based provider of carrier international long distance services. In connection therewith, a wholly owned subsidiary of MCI WorldCom, Inc. ("WorldCom"), a major customer and vendor of Resurgens, became a significant stockholder of the Company. WorldCom currently owns approximately 6.9% of the voting common stock of the Company. In December 1998, John D. Phillips was appointed the Company's new President and Chief Executive Officer. Mr. Phillips was formerly the President and Chief Executive Officer of Resurgens.

     In early 1999, management adopted a strategy designed to build on the Company's base carrier services business and position the Company to become a leading provider of bundled voice, data and Internet services to retail and carrier customers throughout Europe. Management believes that the European telecommunications market has become extremely fragmented in recent years due to the significant deregulation initiatives undertaken and the significant growth projected for this market. Management also believes that this market is ripe for consolidation of carriers, not unlike that which occurred in the United States during the late 1980's and 1990's. At the time, management also believed that being able to provide certain of the Company's customers both services and equipment represented a competitive advantage.

     During 1999 and the first quarter of 2000, the Company completed three significant acquisitions and executed definitive agreements to acquire two other companies in an effort to pursue its strategy. As a result of these transactions and related initiatives, the Company has evolved from a $501.1 million provider of U.S. originated carrier to carrier traffic in 1999 to a projected multi-billion dollar provider of U.S. and European originated retail and carrier traffic in 2000 (on a pro forma basis). These acquisitions include:

Comm/Net
  (May 1999)                         Privately-held facilities based provider of
                                     carrier to carrier international long
                                     distance primarily to Mexico. It is
                                     expected to serve as a foundation for
                                     facilities and bandwidth into other Latin
                                     American countries.

FaciliCom International
  (December 1999)                    Privately-held facilities based provider of
                                     European and U.S. originated international long distance, voice, data and Internet services. FaciliCom has invested in excess of $200.0 million during the past few years to establish an extensive, high quality switching and transport network in 13
                                     European countries.

NETnet International
  (February 2000)                    Acquired all the assets of Long Distance
                                     International, Inc. ("LDI") including
                                     NETnet International S.A. ("NETnet"), its wholly owned subsidiary. NETnet provides an array of telecommunication services to over 20,000 retail customers in nine European countries.

Star Telecommunications
  (Pending)                          Publicly held international
                                     telecommunications service provider with 24 international gateway switches in the U.S.
                                     and Europe, ownership on 17 transoceanic cable systems and interconnections between
                                     23 German cities.

WorldxChange Communications
  (Pending)                          Privately held international
                                     telecommunication service provider
                                     operating in 13 countries, including the U.S., U.K., Germany and Australia. Operates
                                     45 switches and undersea and land-based
                                     fiber optic cables in providing
                                     communications services to more than
                                     750,000 customers.

     The Company expects to complete its acquisitions of Star and WorldxChange in the third quarter of 2000. The combination of World Access, FaciliCom, Star and WorldxChange will create one of the largest independent telecommunications service companies focused on the European market. The combined network, retail customer base, sales organization and traffic is expected to significantly accelerate the implementation of the Company's strategy as outlined above. Management expect to aggressively pursue additional acquisitions in the next few years to further pursue growth opportunities projected for Europe and selected other deregulating markets throughout the world.

     The Company has used its common stock and new series of its preferred stock as the primary consideration paid for the companies acquired in 1999 and 2000. This form of consideration will also be the primary form of consideration in the pending mergers with Star and WorldxChange.

     In December 1999, the Company adopted a plan to divest its Equipment Group in order to focus all its resources on its international long distance businesses (see "Discontinued Operations"). As a result of this plan, the Company's Equipment Group has been accounted for as discontinued operations and, accordingly, the results of the Equipment Group's operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented.

     In April 2000, the Company sold its Telco Systems division to BATM Advanced Communications Limited, an Israel-based technology company for $260.8 million of cash and 960,000 restricted shares of BATM common stock. The shares of BATM common stock, which had an initial value of approximately $70.0 million, trade on the London Stock Exchange. Under the terms of the definitive agreement, the

Company may not sell, transfer or otherwise monetize these shares for a period of one year without the consent of BATM. The Company will record a significant gain from this transaction in the second quarter of 2000.

     During 1999 and 2000, the Company has significantly increased its cash balances through several private placements of common stock for a total of $158.1 million, a private placement of Series A Preferred Stock for $50.0 million and proceeds from the sale or liquidation of certain Equipment Group assets. Management believes that with existing cash balances, proceeds from the recent sale of Telco Systems and available borrowings under the Company's $100.0 million revolving line of credit, the Company will have sufficient capital to support the working capital and other cash requirements associated with the integration of recent and pending acquisitions.

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

     Carrier service revenue, costs and related expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. The Company's revenue in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of the Company's traffic; financial difficulties of major customers; pricing pressure resulting from increased competition; and technical difficulties with or failures of portions of the Company's network that impact the Company's ability to provide service or to bill its customers. The Company's operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate traffic; increases in bad debt expense and reserves; the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, the Company's operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability; loss of favorable routing options; the amount of, and the accounting policy for, return traffic under operating agreements; actions by domestic or foreign regulatory entities; the level, timing and pace of the Company's expansion in international and commercial markets; and general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity used by the Company is obtained on a variable, per minute and short-term basis, subjecting the Company to the possibility of unanticipated price increases and service cancellations. Since the Company does not generally have long-term arrangements for the purchase or resale of long distance services, and since the rates fluctuate significantly over short periods of time, the Company's future quarterly operating results may vary significantly.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total revenue from continuing operations:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                   2000        1999
                                                                  ------      ------
Carrier services............................................       93.6%      100.0%
Retail services.............................................        6.4          --
                                                                  -----       -----
     Total revenue..........................................      100.0       100.0
Cost of services............................................       87.6        94.2
Selling, general and administrative.........................        9.3         4.4
Depreciation and network amortization.......................        2.2         1.5
Goodwill amortization.......................................        4.8         1.1
                                                                  -----       -----
     Total operating expenses...............................      103.9       101.2
                                                                  -----       -----
     Operating loss.........................................       (3.9)       (1.2)
Interest and other income...................................        1.0         0.2
Interest expense............................................        5.7         2.8
Foreign exchange gain.......................................        0.2          --
                                                                  -----       -----
     Loss from continuing operations income taxes...........       (8.4)       (3.8)
Income taxes benefit........................................        1.4         0.9
                                                                  -----       -----
     Loss from continuing operations........................       (7.0)%      (2.9)%
                                                                  =====       =====

FIRST QUARTER 2000 CONTINUING OPERATIONS COMPARED TO FIRST QUARTER 1999 CONTINUING OPERATIONS

     Revenue. Total revenue increased $170.4 million, or 200.3%, to $255.5 million in the first quarter of 2000 from $85.1 million in the first quarter of 1999. The increase was due to both the acquisitions of Comm/Net in May 1999, FaciliCom in December 1999 and LDI in February 2000 (the "Acquisitions") and organic growth. On a pro forma basis, giving effect to the Acquisitions as if completed on January 1, 1999, first quarter 2000 revenue increased by approximately $49.0 million, or 23.0%, as compared to the first quarter of 1999.

     As a result of the FaciliCom and LDI acquisitions, the Company began providing telecommunications services to retail European customers in the first quarter of 2000, primarily to small and medium sized businesses. The Company's long-term strategy is focused on growing European retail revenues, primarily through acquisitions. On a pro forma basis, giving effect to the LDI acquisition as if completed on January 1, 2000, retail revenue was $264.2 million, or 9.5% of total revenue.

     During the first quarter of 2000, approximately 40.0% of the Company's total revenue was from traffic originated in Europe. The strengthening of the U.S. dollar versus the Euro and other major European currencies negatively impacted the Company's European revenue by approximately $5.0 million, or 5.0%.

     Pursuant to a Carrier Service Agreement with WorldCom, the Company recorded approximately $53.0 million of revenue and related gross profit of $18.0 million during the first quarter of 2000. This represented approximately 21.0% and 56.0% of the Company's total revenue and gross profit from continuing operations, respectively. The Company expects the percentage of its total revenue and gross profit contributed by WorldCom to decrease during the second half of 2000 in connection with its acquisitions of Star and WorldxChange.

     Gross Profit. Gross profit increased $26.8 million, or 540.9%, to $31.7 million in the first quarter of 2000 from $4.9 million in the first quarter of 1999. Gross profit margin increased to 12.4% in the first quarter of 2000 as compared to 5.8% in the first quarter of 1999.

     This increase in gross profit was due to several factors, including favorable margins on WorldCom traffic, the inclusion of retail revenue and overall economies of scale associated with the significant increase in total revenue. The economies of scale include benefits from access to larger carrier vendors, lower purchasing rates due to increases in minute traffic volumes and greater utilization of fixed network facilities. The Company expects that a reduced overall dependency upon WorldCom traffic and pricing pressures due to increased competition may adversely affect its gross profit margin in the future, particularly in the carrier services business. Management expects to offset these pressures through increased retail services revenue, the realization of cost synergies from the Acquisitions and direct termination reductions realized through new direct transit agreements.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $20.0 million, or 530.8%, to $23.8 million in the first quarter of 2000 from $3.8 million in the first quarter of 1999, primarily due to the Acquisitions. As a percentage of total revenue, these expenses increased to 9.3% in the first quarter of 2000 as compared to 4.4% in the first quarter of 1999. The percentage increase relates primarily to the costs of operating FaciliCom's businesses in 13 European countries and the inclusion of retail services, which typically have general and administrative expenses greater than 20.0% percent of retail revenue.

     Depreciation and Network Amortization. Depreciation and network amortization increased $4.3 million, or 340.9%, to $5.6 million in the first quarter of 2000 from $1.3 million in the first quarter of 1999, primarily due to the depreciation and amortization of FaciliCom's European network. FaciliCom has invested over $200.0 million in this network over the past several years.

     Goodwill Amortization. Goodwill amortization increased $11.2 million to $12.2 million in the first quarter of 2000 from $1.0 million in the first quarter of 1999. The increase relates to additional goodwill recorded in connection with the Acquisitions.

     The Company amortizes goodwill to expense on a straight-line basis over a 20-year period. Management reviews the net carrying value of goodwill on a regular basis, and if deemed necessary, charges are recorded against current operations for any impairment in the value of these assets. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows. There was no impairment incurred in the first quarter of 2000.

     Operating Loss. Operating loss increased $8.7 million to $9.8 million in the first quarter of 2000 from $1.1 million in the first quarter of 1999 as a direct result of increased goodwill amortization. Operating loss margin increased to 3.9% of total revenue in the first quarter of 2000 as compared to 1.2% in the first quarter of 1999.

     Earning Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA increased $6.7 million, or 573.2%, to $7.9 million in the first quarter of 2000 from $1.2 million in the first quarter of 1999.

     Interest and Other Income. Interest and other income increased $2.4 million to $2.6 million in the first quarter of 2000 from $183,000 in the first quarter of 1999 due to the increase in invested cash balances of the Company and higher market rates of return.

     Interest Expense. Interest expense increased $12.2 million to $14.5 million in the first quarter of 2000 from $2.3 million in the first quarter of 1999. The increase was primarily due to interest expense associated with the $300.0 million of 13.25% Senior Notes issued in December 1999 in exchange for FaciliCom's Senior Notes and other debt assumed by the Company in connection with the Acquisitions.

     Foreign Exchange Gain. The Company reported a $532,000 foreign exchange gain in the first quarter of 2000. All of this gain was unrealized and related to the conversion of special drawing rights, or SDRs, into monetary units other than U.S. dollars (see "Quantitative and Qualitative Disclosures about Market Risks").

RESTRUCTURING CHARGE

     In December 1999, the Company recorded a one-time restructuring charge of $37.8 million in connection with the acquisition of FaciliCom. The restructuring charge included the estimated costs of (i) consolidating certain of the Company's United States gateway switching centers and related technical support functions into existing FaciliCom operations; (ii) consolidating certain of the Company's United Kingdom operations into existing FaciliCom operations; (iii) consolidating certain of the Company's administrative functions into FaciliCom's operations; and (iv) eliminating other redundant operations and assets as a result of combining the two entities. No costs were included in the restructuring charge that were expected to derive future economic benefit to the Company.

     FaciliCom is a multi-national long distance service carrier focused on providing international telecommunications services to other carriers worldwide. FaciliCom provides these services over its carrier-grade international network, which consists of 17 gateway switches as well as a satellite earth station. Given the duplication of network assets between FaciliCom and the Company, including switching and transmission equipment, the Company made the decision in late 1999 to shut down and dispose of its six gateway switches located in Chicago, Los Angeles, Newark, Dallas, San Francisco and London. As of March 31, 2000, all of these switches have been shut down except the London switch, which is being utilized on a limited basis. The Company intends to dispose of these six switches and related network assets through sale in the secondary switching and transmission equipment market during 2000. The restructuring charge also provided for the write-off of leasehold improvements at the six switch sites and lease commitments remaining on certain facilities and equipment taken out of service.

     Approximately 25 personnel whose job functions included accounting and administrative support as well as network operations were terminated as part of the overall restructuring. The termination benefits associated with these personnel were included in the restructuring charge.

     The following table summarizes the amounts included in each component of the restructuring charge (in thousands):

                                                     RESTRUCTURING     1999       2000     RESERVE BALANCE
                                                        CHARGE       ACTIVITY   ACTIVITY     AT 3/31/00
                                                     -------------   --------   --------   ---------------
Write-down of leasehold improvements...............     $ 1,506      $ 1,506     $   --        $   --
Write-down of network equipment....................      25,372       25,372         --            --
Write-down of redundant software and general
  equipment........................................       1,256        1,256         --            --
Accrual for lease and circuit cost commitments.....       8,078        1,216      1,441         5,421
Accrual for termination benefits...................       1,588          270        387           931
                                                        -------      -------     ------        ------
                                                        $37,800      $29,620     $1,828        $6,352
                                                        =======      =======     ======        ======

     The restructuring accrual is recorded in "Other accrued liabilities" on the Company's Consolidated Balance Sheets. The restructuring program is expected to be completed in 2000.

DISCONTINUED OPERATIONS

     In December 1999, in connection with the acquisition of FaciliCom, the Company adopted a plan to divest all of its remaining equipment businesses in order to focus on its international long distance business. As a result of this plan, all of the Company's equipment businesses have been accounted for as discontinued operations and, accordingly, the results of their operations have been excluded from continuing operations in the Consolidated Statements of Operations for all periods presented. Results of discontinued operations were as follows (in thousands):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Sales.......................................................   $18,011     $66,589
Cost of sales...............................................    14,598      41,929
Research and development....................................     4,052       4,353
Selling, general and administrative.........................     7,504       9,107
Goodwill amortization.......................................     1,635       2,274
Other (income) expense, net.................................      (506)         50
                                                               -------     -------
  Income (loss) before income taxes.........................    (9,272)      8,876
Income taxes (benefit)......................................    (2,898)      4,267
                                                               -------     -------
  Net income (loss).........................................   $(6,374)    $ 4,609
                                                               =======     =======

     First quarter 1999 results include sales and income before income taxes of $3.5 million and $1.1 million, respectively, for the Galaxy Engineering Services Division, which was sold by the Company in December 1999. Discontinued operations consisted of the following businesses as of December 31, 1999:

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

     - Wireless Local Loop ("WLL") Division, a research and development group designing a next generation, fixed wireless local loop system.

     - Cellular Infrastructure Supply ("CIS") Division (acquired March 1997), a value-added supplier of new and refurbished cellular base stations and related equipment.

     The assets and liabilities of the discontinued operations are reflected as "Net assets held for sale" in the Consolidated Balance Sheets and consisted of the following (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Accounts receivable.........................................  $ 35,518      $ 58,080
Inventories.................................................    38,742        26,716
Other current assets........................................    34,907        40,369
                                                              --------      --------
          Total current assets..............................   109,167       125,165
Property and equipment......................................    13,679        13,198
Goodwill and other intangibles..............................   167,259       167,295
Other assets................................................    12,689        17,891
                                                              --------      --------
          Total assets......................................   302,794       323,549
Accounts payable............................................    16,911        22,771
Other current liabilities...................................    32,334        40,840
Long-term debt..............................................       147           169
Other liabilities...........................................    14,997        15,381
                                                              --------      --------
          Net assets held for sale..........................  $238,405      $244,388
                                                              ========      ========

     In April 2000, the Company sold its Telco Systems Division to BATM Advanced Communications Limited, an Israel-based technology company for $260.8 million of cash and 960,000 restricted shares of BATM common stock. The shares of BATM common stock, which had an initial value of approximately $70.0 million, trade on the London Stock Exchange. Under the terms of the definitive agreement, the Company may not sell, transfer or otherwise monetize these shares for a period of one year without the consent of BATM. The Company will record a significant gain from this transaction in the second quarter of 2000.

     In April 2000, the Company sold its WLL Division to Nera ASA, a Norwegian-based technology company for approximately $13.0 million of cash.

     During the first four months of 2000, the Company monetized the majority of its investment in CIS, which consisted primarily of trade accounts receivable and inventories. The cash realized from these activities approximated the carrying values of these assets at December 31, 1999. The remaining assets of CIS, which were not material, were sold in a private transaction completed in May 2000.

     As of the date of this report, the Company's only remaining discontinued operation was the NACT Switching Division. The Company has not yet been offered a sales price for this business that management feels appropriately measures its inherent value. In the first quarter of 2000, NACT had sales and EBITDA of $7.0 million and $872,000, respectively. Management expects NACT to continue to generate positive operating results and introduce significant new products and technology during 2000. A. Lindsay Wallace, former President of the Company's Equipment Group, has recently been appointed the new President and Chief Executive Officer of NACT.

LIQUIDITY AND CAPITAL RESOURCES

     Overview. Cash management is a key element of the Company's operating philosophy and strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased network capacity, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. As of March 31, 2000, the Company had $189.3 million of unrestricted cash and investments and $100.0 million in borrowings available under its bank credit line to support its current working capital requirements and strategic growth initiatives.

     Operating Activities. Cash used by operating activities was $23.0 million and $9.0 million for the first quarter of 2000 and 1999, respectively.

     Accounts receivable increased $95.3 million to $260.1 million at March 31, 2000 from $164.8 million at December 31, 1999. The increase in accounts receivable was primarily due to the LDI acquisition completed in February 2000 and the $82.7 million increase in the Company's total revenues for the first quarter of 2000 as compared to the fourth quarter of 1999. In addition, WorldCom, the Company's largest customer, began paying for its carrier services under standard credit terms during the first quarter of 2000. WorldCom had traditionally prepaid for services provided by the Company under a Carrier Service Agreement entered into in mid-1998.

     Average days sales outstanding at March 31, 2000 were approximately 92 days as compared to 59 days at December 31, 1999. The increase related primarily to the change in WorldCom payment terms and a $46.6 million increase in accounts payable during the first quarter of 2000. In the Company's carrier service business, the Company will frequently buy selected termination capacity, routes and services from certain carriers and sell these same carriers different termination capacity, routes and services. When the timing impact of these offsetting receivables and payables is excluded, management believes its normal average days sales outstanding currently approximates 60 days.

     Investing Activities. Cash used by investing activities was $43.6 million in the first quarter of 2000 and $5.6 million for the first quarter of 1999.

     The net cash impact of business acquisitions and related transactions completed in the first quarter of 2000 was the generation of $29.7 million of cash, consisting of the following (in thousands):

Cash balance of acquired companies..........................  $42,644
Cash portion of purchase price..............................   (3,500)
Fees and expenses paid......................................   (9,485)
                                                              -------
                                                              $29,659
                                                              =======

     In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of LDI, including its wholly-owned subsidiary NETnet International S.A. In connection with the LDI acquisition, the Company issued 185,000 shares of Series D Preferred Stock to LDI's stockholders and the holders of LDI's senior notes. The Series D Preferred Stock, which has a $185.0 million liquidation preference, was valued at $217.6 million based on its estimated market value during the period including the three trading days prior and the three trading days subsequent to the date economic terms of the LDI acquisition were announced.

     LDI had historically maintained significant cash balances in escrow pursuant to the Indenture governing its $225.0 million senior notes. As an integral part of the terms of the LDI acquisition, the senior note holders waived their rights to the remaining $36.7 million of restricted cash. This cash was received by the Company free of restriction at the acquisition date.

     The $9.5 million of fees and expenses paid in the first quarter of 2000 related primarily to the FaciliCom acquisition completed in December 1999.

     In the first quarter of 2000, the Company invested its excess cash reserves in short-term investments consisting of U.S. government securities, certificates of deposit, high-grade commercial paper and bank acceptances. As of March 31, 2000, the Company had short-term investments of $43.9 million.

     During the first quarter of 2000, the Company invested $9.0 million in property and equipment. Of this amount, $7.8 million related to continuing operations and was primarily spent on upgrading the Company's European telecommunication network.

     In February 2000, the Company executed a definitive agreement with Star, pursuant to which Star will be merged with and into the Company. Under the terms of the agreement, each share of Star common stock will be converted into .3905 shares of the Company's common stock (approximately 23 million shares). The Company has the option of paying up to 40% of the merger consideration in cash. The Company expects the transaction to close in the third quarter of 2000.

     The Star merger is subject to, among other things, certain regulatory approvals, the approval of the stockholders of the Company and Star, and the divestiture by Star of certain business segments for specified minimum net cash proceeds. Any net proceeds in excess of the specified minimum proceeds would serve to directly increase the merger consideration. The merger is intended to qualify as a tax-free reorganization, and will be accounted for as a purchase transaction. The Company has agreed to provide bridge financing to Star in an amount up to $35.0 million, none of which has been funded as of the date of this Report.

     In February 2000, the Company executed a definitive merger agreement with WorldxChange. Pursuant to the terms of the agreement, stockholders of WorldxChange will receive approximately 31 million shares of the Company's common stock, subject to adjustment under certain circumstances. In addition, the Company will assume approximately $225.0 million in WorldxChange debt. The Company expects the transaction to close in the third quarter of 2000.

     The WorldxChange merger is subject to, among other things, certain regulatory approvals and the approval of the stockholders of the Company and WorldxChange. The merger is intended to qualify as a tax-free reorganization, and will be accounted for as a purchase transaction. The Company has agreed to provide bridge financing to WorldxChange in an amount up to $30.0 million, $25.0 million of which was funded in the first quarter of 2000 and the remainder in April 2000. The loans to WorldxChange are included in "Other Assets" in the Consolidated Balance Sheets.

     Financing Activities. Cash provided from financing activities was $64.5 million and $480,000 million for the first quarter of 2000 and 1999, respectively.

     In February 2000, the Company sold an aggregate of 3,822,552 shares of restricted common stock for approximately $83.1 million, or $21.75 per share, in two private transactions with a group of institutional and sophisticated investors. The share price was based on the average closing price of the Company's common stock during the five days prior to the offering dates.

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

     The Facility, which expires in December 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/4%, at the option of the Company. The Facility restricts distributions from the Company's consolidated subsidiaries. Accordingly, the assets and cash flows of such subsidiaries, including WA Telcom, the primary obligor on the Company's 4.5% Convertible Notes, may not be used to pay any dividends to World Access, Inc.

     As of December 31, 1999, borrowings of $25.0 million were outstanding under the Facility, which represented the amount drawn on the Facility in December 1999 to repay $25.0 million owed by FaciliCom at the time of its acquisition under its revolving line of credit. In January 2000, the Company repaid the $25.0 million outstanding under the Facility. As of March 31, 2000, there were no borrowings and $1.2 million of letters of credit outstanding under the Facility.

     During the first quarter of 2000, the Company received approximately $10.0 million in cash from the exercises of stock options and warrants by the Company's employees and directors.

     Commitments and Contingencies. Pursuant to the terms of the Indenture governing the Company's $300.0 million of 13.25% Senior Notes due 2008, the Company has an obligation to utilize the net cash proceeds (as defined in the Indenture) from the sale of certain of the Company's equipment businesses (see "Discontinued Operations") to make a one-time tender offer for all or a portion of the 13.25% Senior Notes outstanding. Based on transactions completed as of the date of this Report, the Company is currently obligated to tender for approximately $160.0 million of the 13.25% Senior Notes by January 2, 2001. Upon the sale of NACT and the monetization of the 960,000 BATM shares held by the Company, the obligatory tender amount will increase accordingly.

     The actual price of this tender is defined as the face value of the 13.25% Senior Notes, plus accrued and unpaid interest, less the current market value of $15.0 million, or five points, of Company common stock paid to the noteholders as exchange consideration in December 1999. Since by definition the tender price will be below face value and these notes carry what management believes to be an attractive interest rate, the Company is not currently able to forecast how much of the 13.25% Senior Notes will actually be tendered to the Company. Management has not yet made any determination as to when the $160.0 million tender offer will be made, but will likely delay this offer until such time as the Company's common stock trades at a level management believes to be more appropriate than current trading ranges.

     In the normal course of business, the Company enters into certain sales-type lease arrangements with equipment customers. These leases are generally sold to third-party financing institutions. A portion of these arrangements contains certain recourse provisions under which the Company remains liable. The Company's maximum exposure under the recourse provisions, net of related reserves, was approximately $19.0 million at March 31, 2000. A portion of this contingent obligation is collateralized by security interests in the related equipment. The fair value of the recourse obligation at March 31, 2000 was not determinable as no market exists for these obligations.

     Income Taxes. The Company's provision for income taxes attributable to continuing operations for the first quarter of 2000 was a benefit of $3.5 million, or approximately 16.3% of loss from continuing operations before income taxes. The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates due to non-deductible expenses, consisting primarily of goodwill amortization.

     As a result of the exercises of non-qualified stock options and warrants by the Company's employees and directors, the Company realized federal income tax benefits during the first quarter of 2000 of approximately $2.0 million. Although these tax benefits do not have any effect on the Company's provision for income tax expense, they represent a significant cash benefit to the Company. This tax benefit is accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value.

     Summary. The sale of $50.0 million of Series A Preferred Stock in April 1999, the sale of $158.1 million of common stock in private placement transactions in the fourth quarter of 1999 and first quarter of 2000 and approximately $275.0 million of gross cash proceeds received from the sales of the Telco Systems and WLL divisions in April 2000 have significantly enhanced the financial strength of the Company and improved its liquidity. The Company believes that existing cash balances, available borrowings under the Company's $100.0 million bank line of credit and additional cash expected to be generated from the sale of Equipment Group assets will provide the Company with sufficient capital resources to support its current working capital requirements and business plans for at least the next 12 months.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS No. 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS 133. As a result of this amendment, SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

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

     In March 2000, the SEC issued SAB 101A -- Amendment: Revenue Recognition in Financial Statements, that delays the implementation date of certain provisions of SAB 101. Under the amendment, the Company is not required to restate its prior financial statements provided that the Company reports a change in accounting principle no later than the second fiscal quarter (ending June 30, 2000) in accordance with FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. In accordance with SFAS 3, for companies that adopt SAB 101 in the second quarter, financial information for the first quarter would be restated by including a cumulative effect adjustment in the quarter (i.e., the first quarter). Management believes the adoption of SAB 101 may result in a substantial increase in the deferral of revenue for certain sales by the Company's NACT business. Management does not believe the adoption of SAB 101 would have a material impact on the Company's continuing operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation poses and answers 20 separate questions dealing with APB 25 implementation practice issues.

     The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (i) requirements related to the definition of an employee apply to new awards granted after December 15, 1998; (ii) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (iii) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. Financial statements for periods prior to July 1, 2000 will not be affected. Management does not expect the adoption of Interpretation No. 44 to have a material effect on its consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Although the Company's reporting currency is the U.S. dollar, an increasing percentage of the Company's revenue will be generated from international operations. Accordingly, changes in currency exchange rates may have a significant effect on the Company's future results of operations. For example, the accounting rate under certain European operating agreements is often defined in monetary units other than U.S. dollars, such as "special drawing rights" or "SDRs." To the extent that the U.S. dollar declines relative to units such as SDRs, the dollar equivalent accounting rate would increase. In addition, as the Company expands into foreign markets, its exposure to foreign currency rate fluctuations is expected to increase.

Although the Company does not currently engage in exchange rate hedging strategies, management may choose to limit the Company's exposure by purchasing forward exchange contracts or other similar hedging strategies. Specific hedging contracts, if any, will be subject to approval by specified officers acting within the Company's board of directors' overall policies and limits. Management intends to limit the Company's hedging activities to the extent of its foreign currency exposure. There can be no assurance that any currency hedging strategy will be successful in avoiding currency exchange-related losses.

     Management invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less, in accordance with internal investment policies. These investments are limited primarily to U.S. Treasury securities, certain time deposits, and high quality repurchase agreements and commercial paper (with restrictions on the rating of the companies issuing these instruments). Management does not invest in any derivative or commodity type instruments. In addition, the restricted cash balance available to fund the next two scheduled interest payments on the Company's 13.25% Senior Notes is invested in U.S. Treasury securities. Accordingly, the Company is subject to minimal market risk on any of its investments.

     The majority of the Company's debt, which consists of $300.0 million of 13.25% Senior Notes and $115.0 million of 4.5% Convertible Notes, bears interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put the Company in a position of paying interest that differs from then existing rates. The Company's revolving line of credit agreements with a banking syndicate group and Nortel Networks, Inc. provide for borrowings which bear interest at variable rates based on either the prime rate or the London Interbank Offered Rates. The Company had approximately $24.9 million outstanding pursuant to these revolving line of credit agreements at March 31, 2000. Management believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. Other than as discussed below, neither World Access, Inc. nor any of its subsidiaries is party to any legal proceeding, the outcome of which is expected to have a material adverse effect on the Company's financial condition or results of operations.

     Plaintiffs have filed 23 class action shareholder suits against the Company and some of its current and former officers alleging violations of the federal securities laws. These suits arise from alleged misstatements of material information in and alleged omissions of material information from some of the Company's securities filings and other public disclosures, principally related to product development, inventory and sales activities during the fourth quarter of 1998. Plaintiffs have requested damages in an unspecified amount in their complaints. These class action suits were consolidated into a single action for all pretrial proceedings in the United States District Court for the Northern District of Georgia under the caption In re: World Access, Inc. Securities Litigation (File No. 1:99-CV-43-ODE). The plaintiffs filed an amended consolidated complaint for this action on or about May 28, 1999. The Company filed a motion to dismiss the amended consolidated complaint on June 28, 1999. The court denied this motion to dismiss in an order dated March 28, 2000. The Company filed an answer on May 5, 2000. Although the Company denies that it violated any of the requirements or obligations of the federal securities laws, there can be no assurance that the Company will not sustain material liability as a result of or related to these suits.

     On February 14, 2000 and March 1, 2000 identical class action complaints were filed against Star Telecommunications and certain of its directors and executive officers which, among other things, sought to enjoin that company's merger into the Company. On May 5, 2000, the court granted the defendants' demurrer which effectively dismissed those cases.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     1. In January 2000, the Company issued 439,892 shares of common stock to MCI WorldCom, Inc. as payment for $7.0 million in FaciliCom trade accounts payable.

     2. In February 2000, the Company issued 1,448,373 shares of common stock upon conversion of 23,174 shares of Series B Preferred Stock held by the former owners of Comm/Net.

     3. In February 2000, the Company issued 3,362,782 shares of common stock for an aggregate of $73.1 million to a group of institutional and sophisticated investors outside of the United States in a private placement transaction. The issuances of these securities were made pursuant to Regulation S under the Securities Act of 1933 because the offers and sales occurred outside of the United States. Brown Brothers Harriman & Co. acted as an advisor to the Company on this transaction.

     4. In February 2000, the Company issued 459,770 shares of common stock for $10.0 million to Esru Investments LLC in a private placement transaction. Brown Brothers Harriman & Co. acted as an advisor to the Company on this transaction.

     5. In February 2000, the Company issued 614,268 shares of common stock, valued at approximately $12.1 million, to NewTel Inc. in connection with the acquisition of the assets of NewTel Inc.

     6. In February 2000, the Company issued 74,074 shares of common stock to El Camino Resources, Ltd. as payment for $1,650,000 in capital lease obligations owed by LDI.

     7. In March 2000, the Company issued 10,327 shares of common stock to Long Aldridge & Norman LLP in payment of $222,627 in legal fees.

     No underwriters were involved in the issuances of theses securities. Other than the February 2000 private placement transaction involving sales made pursuant to Regulation S described above, the issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in theses transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the stock certificates and warrants issued in theses transactions. All recipients represented that they had adequate access to information regarding the Company.

     In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of LDI, including its wholly-owned subsidiary, NETnet International S.A. In connection with the LDI acquisition, the Company issued 185,000 shares of Series D Preferred Stock to LDI's stockholders and the holders of LDI's senior notes. The Series D Preferred Stock ranks, as to dividends, on par with the World Access common stock. With respect to liquidation preference, the Series D Preferred Stock ranks senior to the World Access common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

2.1       --   Agreement and Plan of Merger, dated February 11, 2000 among the Company, STI Merger Co., a Delaware corporation and
               wholly-owned subsidiary of the Company, and STAR
               Telecommunications, Inc., a Delaware corporation. The
               following is a list of omitted schedules and other
               attachments which the Company agrees to furnish
               supplementally to the Commission upon request:

                   SCHEDULES TO MERGER AGREEMENT:
                   3.1(a)    --   Organization
                   3.1(b)    --   Capital Structure
                   3.1(c)    --   No Conflict
                   3.1(d)    --   Reports and Financial Statements
                   3.1(g)    --   Required World Access Stockholder Vote
                   3.1(j)    --   Litigation; Compliance with Laws
                   3.1(k)    --   Absence of Certain Changes or Events
                   3.1(o)    --   Tax Matters
                   3.1(p)    --   Certain Contracts
                   3.2(a)    --   Organization; Standing and Power; Subsidiaries
                   3.2(b)    --   Capital Structure
                   3.2(c)    --   Authority; No Conflicts
                   3.2(h)    --   Litigation
                   3.2(i)    --   Absence of Certain Changes or Events

                   3.2(j)    --   Employee Benefits Matters
                   3.2(k)    --   Intellectual Property
                   3.2(n)    --   Taxes
                   3.2(o)    --   Certain Contracts
                   4.2(f)    --   Sales
                   4.2(h)    --   Compensation
                   4.2(l)    --   Litigation

2.2       --   Agreement and Plan of Merger, dated February 11, 2000 among the Company, CTI Merger Co., a Delaware corporation and
               wholly-owned subsidiary of the Company, and Communication
               TeleSystems International d/b/a WORLDxCHANGE Communications,
               a California corporation. The following is a list of omitted exhibits, schedules and other attachments which the Company agrees to furnish supplementally to the Commission upon
               request:

                   EXHIBITS TO MERGER AGREEMENT:
                   A         --   Form of Escrow Agreement
                   B         --   Form of Opinion of O'Melveny & Myers LLP
                   C         --   Form of Opinion of Long Aldridge & Norman LLP
                   SCHEDULES TO MERGER AGREEMENT:
                   3.1(b)    --   Organization and Authorization
                   3.2       --   Authorized and Outstanding Stock
                   3.4       --   Financial Statements
                   3.5       --   Undisclosed Liabilities
                   3.6       --   Legal Issues
                   3.7       --   Property
                   3.10(a)   --   Intellectual Property
                   3.10(b)   --   Computer Software and Databases
                   3.10(c)   --   Year 2000 Compliance
                   3.11      --   Litigation
                   3.12(a)   --   Benefit Plans
                   3.12(d)   --   Benefit Plans
                   3.12(h)   --   Benefit Plans
                   3.13      --   Collective Bargaining
                   3.15      --   Investments
                   3.16      --   Tax Matters
                   3.18      --   Contracts and Commitments
                   3.19      --   No Conflict
                   3.20      --   Agreements in Full Force and Effect
                   3.21      --   Required Consents and Approvals
                   3.22      --   Certain Changes and Events
                   4.1       --   Organization
                   4.3       --   No Conflict
                   4.5       --   Capital Structure
                   4.6       --   Reports and Financial Statements
                   4.10      --   Required World Access Stockholder Vote

                   4.13      --   Litigation; Compliance with Laws
                   4.14      --   Absence of Certain Changes or Events
                   4.15      --   Tax Matters
                   5.1(b)    --   Dividends; Changes in Share Capital
                   5.1(c)    --   Issuance of Securities
                   5.1(e)    --   Acquisitions
                   5.1(f)    --   Sales
                   5.1(g)    --   Investments; Indebtedness
                   5.1(h)    --   Compensation
                   5.1(j)    --   Material Agreements

3.1       --   Certificate of Incorporation of the Company and Amendments
               to Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company's Form S-4, filed with the Commission on October 6, 1998, Registration No.
               333-65386; Amendment to Certificate of Incorporation
               incorporated by reference herein to Exhibit 3.2 to Form 8-K of the Company's predecessor, World Access, Inc., filed with the Commission on October 28, 1998).
3.2       --   Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1998, filed with the Commission on
               April 9, 1999).
3.3       --   Certificate of Designation of 4.25% Cumulative Senior
               Perpetual Convertible Preferred Stock. Series A
               (incorporated by reference herein to Exhibit 4 to the
               Company's Form 8-K, filed with the Commission on May 3,
               1999).
3.4       --   Certificate of Designation of 4.25% Cumulative Junior
               Convertible Preferred Stock. Series B (incorporated by
               reference herein to Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on July 14, 1999).
3.5       --   Certificate of Designation of Convertible Preferred Stock,
               Series C (incorporated by reference to Exhibit 1.7(b) to
               Appendix A to the Company's Proxy Statement dated November
               5, 1999 relating to the Special Meeting of Stockholder held on December 7, 1999).
3.6       --   Certificate of Designation of Convertible Preferred Stock,
               Series D (incorporated by reference to Exhibit 4 to the
               Company's Form 8-K, filed with the Commission on February
               28, 2000).
3.7       --   Bylaws of the Company (incorporated by reference herein to
               Exhibit 3.2 to the Company's Form S-4, filed with the
               Commission on October 6, 1998, Registration No. 333-65389).
4.1       --   Certificate of Designation of 4.25% Cumulative Senior
               Perpetual Convertible Preferred Stock, Series A
               (incorporated by reference herein to Exhibit B to the
               Company's Form 8-K, filed with the Commission on May 3,
               1999).
4.2       --   Certificate of Designation of 4.25% Cumulative Junior
               Convertible Preferred Stock. Series B (incorporated by
               reference herein to Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on July 14, 1999).
4.3       --   Certificate of Designation of Convertible Preferred Stock,
               Series C (incorporated by reference to Exhibit 1.7(b) to
               Appendix A to the Company's Proxy Statement dated November
               5, 1999 relating to the Special Meeting of Stockholders held on December 7, 1999).
4.4       --   Certificate of Designation of Convertible Preferred Stock,
               Series D (incorporated by reference to Exhibit 4 to the
               Company's Form 8-K, filed with the Commission on February
               28, 2000).
27.1      --   Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

     On February 9, 2000, the Company filed a Report on Form 8-K announcing that the Company had entered into a definitive agreement with BATM Advanced Communications Limited pursuant to which the Company would sell its Telco Systems, Inc. subsidiary.

     On February 22, 2000, the Company filed a Report on Form 8-K/A to amend its Report on Form 8-K filed on December 22, 1999 related to the Company's merger with FaciliCom International, Inc.

     On February 28, 2000, the Company filed a Report on Form 8-K announcing that World Access Telecommunications Group, Inc., an indirect, wholly-owned subsidiary of the Company, had acquired substantially all of the assets and assumed substantially all of the liabilities of Long Distance International, Inc.

     On March 1, 2000, the Company filed a Report on Form 8-K announcing that the Company had entered into a definitive agreement to merge with STAR Telecommunications, Inc.

     On March 1, 2000, the Company filed a Report on Form 8-K announcing that the Company had entered into a definitive agreement to merge with Communication TeleSystems International d/b/a WORLDxCHANGE Communications.

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

Dated: May 19, 2000