Form 10-K/A
period 1999-12-31
WORLD ACCESS INC /NEW/
filed 2000-08-04
CIK 1071645

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

     As of March 24, 2000 there were 59,675,996 shares of our common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of March 24, 2000, as based on the average closing bid and ask prices, was approximately $1,251,286,000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WORLD ACCESS, INC.
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1    Business....................................................     1
Item 2    Properties..................................................    29
Item 3    Legal Proceedings...........................................    30
Item 4    Submission of Matters to a Vote of Security Holders.........    31
Item 4.5  Executive Officers of the Registrant........................    31

                                   PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    33
Item 6    Selected Financial Data.....................................    35
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    37
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risks.......................................................    49
Item 8    Financial Statements and Supplementary Information..........    50
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    90

                                   PART III
Item 10   Directors and Executive Officers of the Registrant..........    90
Item 11   Executive Compensation......................................    92
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................   102
Item 13   Certain Relationships and Related Transactions..............   104

                                   PART IV
Item 14   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   105

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

     NETnet corporate customers include: Levi Strauss, Marriott Hotels, Mercedes Benz, Italy, the Swedish government, and ABB. In addition to its wireline services, NETnet operates a GSM resale unit in the United Kingdom. Of the 20,000 corporate customers, approximately 4,000 business accounts utilize NETnet's wireless plan, with approximately 12,000 handsets in use in the United Kingdom. NETnet recently announced that it is the first competitive telecommunications provider to be approved for SIM card appliances for its wireless handsets. Through the use of its cards, NETnet will be able to build customer loyalty and start to replace the network operator as a key relationship, thus improving its ability to build a relationship with customers. We anticipate that wireless services will become an integral part of our enhanced retail services throughout Europe.

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

     The international long distance telecommunications services industry consists of all transmissions of voice and data that originate in one country and terminate in another. This industry is undergoing a period of fundamental change which has resulted in substantial growth in international telecommunications traffic. According to industry sources, providers of international telephone service will generate $73.0 billion in revenue and transport 146 billion minutes of traffic by the year 2002. The volume of international traffic on the public telephone network is projected to grow by 12% per year through 2002, with an estimated 75% of all international long distance traffic originating in the United States or Europe.

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

     The 1996 Telecommunications Act specifically requires all local exchange carriers, including incumbent local exchange carriers and competitive local exchange carriers: (i) not to prohibit or unduly restrict resale of their services; (ii) to provide dialing parity, number portability and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings; (iii) to afford access to poles, ducts, conduits and rights-of-way; and (iv) to establish reciprocal compensation arrangements for the transport and termination of telecommunications. Incumbent local exchange carriers are specifically required to provide (i) interconnection on specified terms and conditions, (ii) unbundled network elements, (iii) resold local services at wholesale rates, (iv) reasonable public notice of any changes in the information needed for transmission and routing services over their communications facilities and (v) physical collocation of equipment necessary for interconnection and access to unbundle network elements at the local exchange carriers' premises. A regional Bell operating company can enter the market for in-region long distance services within the area where it provides local exchange service upon FCC approval based on a showing that facilities-based competition is present and that interconnection agreements meeting a 14-point checklist are in place in the states to be entered. Regional Bell operating companies are permitted to enter the out of region long distance market immediately upon enactment. The provision of inter-LATA services by regional Bell operating companies is expected to reduce the market share of major inter-exchange carriers and consequently may have an adverse effect on the ability of competitive local exchange carriers to generate access revenues from the inter-exchange carriers.

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

          4. In December 1999 we issued 4,713,128 shares of our common stock for an aggregate of $75.0 million in a private placement to the following institutional and sophisticated investors:

Erie Indemnity Company......................................    125,683
Erie Insurance Exchange.....................................    502,734
Geocapital V, L.P...........................................  1,211,982
Geocapital Advisors, L.P....................................     36,900
Geocapital Investors V, L.P.................................      7,952
Gilbert Global Equity Partners, L.P.........................  1,443,887
Gilbert Global Equity Partners (Bermuda), L.P...............    441,364
Zilkha Capital Partners, L.P................................    816,942
Cecile E. Zilkha............................................     31,421
Ezra K. Zilkha..............................................     94,263
                                                              ---------
                                                              4,713,128
                                                              =========

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

                                                             YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                  1999        1998       1997      1996      1995
                                               ----------   --------   --------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF CONTINUING OPERATIONS DATA(1):
Carrier service revenue......................  $  501,081   $ 10,787   $     --   $    --   $    --
Gross profit(2)..............................      52,776        650         --        --        --
Depreciation and amortization................      13,541        416        115        71        30
Restructuring charge.........................      37,800         --         --        --        --
Operating loss...............................     (26,998)    (4,383)    (1,550)   (1,011)     (880)
Loss from continuing operations..............     (27,098)    (5,437)      (460)     (588)   (1,292)
Loss from continuing operations per
  share(3)...................................  $    (0.78)  $  (0.25)  $  (0.03)  $ (0.05)  $ (0.14)
Weighted average shares outstanding(3).......      37,423     22,073     17,242    13,044     9,083
BALANCE SHEET DATA:
Cash and equivalents.........................  $  147,432   $ 55,176   $118,065   $22,480   $ 1,887
Restricted cash..............................      47,201         --         --        --        --
Working capital..............................     289,844    350,816    206,769    52,149    17,884
Total assets.................................   1,629,804    544,649    207,294    52,512    23,604
Long-term debt...............................     408,338    137,523    115,264        --     3,750
Total liabilities............................     732,505    184,066    115,539       138     9,270
Stockholders' equity.........................     897,299    360,583     91,755    52,374    14,334
OTHER FINANCIAL DATA:
EBITDA from continuing operations before
  restructuring charge(4)....................  $   24,343   $ (3,967)  $ (1,435)  $  (940)  $  (850)
Capital expenditures.........................       7,198     12,216      3,591     1,176       280
Cash flows from (used by) operating
  activities.................................      18,515    (13,038)     1,602     1,995    (6,445)
Cash flows used by investing activities......     (32,186)   (66,527)   (18,240)   (1,792)   (2,432)
Cash flows from financing activities.........     105,927     16,676    115,427    20,391    10,010

---------------

(1) Includes the results of operations for the following businesses from their respective dates of acquisition: Cherry U.S. and Cherry U.K. -- December 1998; Comm/Net -- May 1999; and FaciliCom -- December 1999.
(2) Gross profit is exclusive of depreciation and amortization related to the services network which is shown separately below.
(3) Loss per share and weighted average shares outstanding are presented on a diluted basis.
(4) EBITDA from continuing operations as used in this Annual Report is earnings
    (loss) before net interest expense (income), income taxes, foreign exchange gains or losses, depreciation and amortization and is presented because World Access believes that such information is commonly used in the telecommunications industry as one measure of a company's operating performance and historical ability to service debt. EBITDA from continuing operations is not determined in accordance with generally accepted accounting principles, is not indicative of cash provided by operating activities, should not be used as a measure of operating income and cash flows from operations as determined under generally accepted accounting principles and should not be considered in isolation or as an alternative to, or to be more meaningful than, measures of performance determined in accordance with generally accepted accounting principles. EBITDA, as calculated by World Access, may not be comparable to similarly titled measures reported by other companies and could be misleading unless all companies and analysts calculate EBITDA in the same manner.

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

                                                           1999       1998       1997
                                                         --------   ---------   -------
Total sales............................................  $265,718   $ 199,903   $92,984
Cost of equipment sold.................................   162,638     121,789    60,072
Write-down of inventories..............................     2,332      17,110       773
                                                         --------   ---------   -------
          Gross profit.................................   100,748      61,004    32,139
Research and development...............................    17,511       6,966     1,862
Selling, general and administrative....................    36,599      17,632     7,393
Provision for doubtful accounts........................    10,266      13,741       172
Amortization of goodwill...............................     8,585       4,905     1,640
Restructuring and other charges........................        --      19,890        --
In-process research and development....................        --     100,300        --
                                                         --------   ---------   -------
          Operating income (loss)......................    27,787    (102,430)   21,072
Gain on exchange of securities.........................     9,590          --        --
Net interest income (expense)..........................      (786)        996       310
                                                         --------   ---------   -------
          Income (loss) before income taxes and
            minority interests.........................    36,591    (101,434)   21,382
Income taxes...........................................    17,522       1,134     7,788
Minority interests in earnings of subsidiary...........        --       2,497        --
                                                         --------   ---------   -------
          Income (loss) before write-down of
            discontinued operations to net realizable
            value......................................    19,069    (105,065)   13,594
Write-down of discontinued operations to net realizable
  value................................................   (44,994)     (9,700)       --
                                                         --------   ---------   -------
          Net income (loss)............................  $(25,925)  $(114,765)  $13,594
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

                                                                    QUARTER ENDED
                              -----------------------------------------------------------------------------------------
                              MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                1998        1998       1998        1998       1999        1999       1999        1999
                              ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Carrier service revenue.....  $     --    $    --     $    --    $ 10,787    $85,098    $112,916   $130,210    $172,857
Operating expenses:
  Cost of carrier
    services(1).............        --         --          --      10,137     80,154     102,650    115,973     149,528
  Selling, general and
    administrative..........       534        974       1,262       1,847      3,769       4,905      5,667      14,092
  Depreciation and
    amortization............        27         27          23         339      2,237       2,360      2,448       6,496
  Restructuring charge......        --         --          --          --         --          --         --      37,800
                              --------    -------     -------    --------    -------    --------   --------    --------
         Total Operating
           Expenses.........       561      1,001       1,285      12,323     86,160     109,915    124,088     207,916
                              --------    -------     -------    --------    -------    --------   --------    --------
         Operating Income
           (Loss)...........      (561)    (1,001)     (1,285)     (1,536)    (1,062)      3,001      6,122     (35,059)
Interest and other income...     1,240        433         381         450        183         689        913       1,523
Interest expense............    (1,497)    (1,514)     (1,619)     (2,229)    (2,339)     (1,976)    (2,418)     (6,181)
Foreign exchange loss.......        --         --          --          --         --          --         --        (620)
                              --------    -------     -------    --------    -------    --------   --------    --------
         Income (Loss) From
           Continuing
           Operations Before
           Income Taxes.....      (818)    (2,082)     (2,523)     (3,315)    (3,218)      1,714      4,617     (40,337)
Income taxes (benefit)......      (315)      (802)       (971)     (1,213)      (762)        986      1,990     (12,340)
                              --------    -------     -------    --------    -------    --------   --------    --------
         Income (Loss) From
           Continuing
           Operations.......      (503)    (1,280)     (1,552)     (2,102)    (2,456)        728      2,627     (27,997)
Net income (loss) from
  discontinued operations...   (33,698)     7,751       8,582     (87,700)     4,609       3,539     11,578        (657)
Write-down of discontinued
  operations to net
  realizable value..........        --         --          --      (9,700)        --     (12,342)        --     (32,652)
                              --------    -------     -------    --------    -------    --------   --------    --------
         Net Income
           (Loss)...........   (34,201)     6,471       7,030     (99,502)     2,153      (8,075)    14,205     (61,306)
Preferred stock dividends...        --         --          --          --         --        (413)      (784)       (771)
                              --------    -------     -------    --------    -------    --------   --------    --------
         Net Income (Loss)
           Available to
           Common
           Stockholders.....  $(34,201)   $ 6,471     $ 7,030    $(99,502)   $ 2,153    $ (8,488)  $ 13,421    $(62,077)
                              ========    =======     =======    ========    =======    ========   ========    ========
Income (Loss) Per Common
  Share:
  Basic:
    Continuing Operations...  $  (0.03)   $ (0.06)    $ (0.07)   $  (0.08)   $ (0.07)   $   0.01   $   0.05    $  (0.71)
    Discontinued
      Operations............     (1.74)      0.37        0.40       (3.59)      0.13       (0.24)      0.32       (0.82)
                              --------    -------     -------    --------    -------    --------   --------    --------
    Net Income (Loss).......  $  (1.77)   $  0.31     $  0.33    $  (3.67)   $  0.06    $  (0.23)  $   0.37    $  (1.53)
                              ========    =======     =======    ========    =======    ========   ========    ========

(1) Cost of carrier services is exclusive of depreciation and amortization related to the services network which is shown separately below.

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

     In March 2000, the SEC issued SAB 101A -- Amendment: Revenue Recognition in Financial Statements, that delays the implementation date of certain provisions of SAB 101. Under the amendment, the Company is not required to restate its prior financial statements provided that the Company reports a change in accounting principle no later than the second fiscal quarter (ending June 30, 2000) in accordance with FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. In accordance with FAS 3, for companies that adopt SAB 101 in the second quarter, financial information for the first quarter would be restated by including a cumulative effect adjustment in that quarter (i.e., the first quarter). The Company believes the adoption of SAB 101 would result in an increase in the deferral of revenue for certain of our discontinued operations. The Company does not believe the adoption of SAB 101 would have a material impact on our continuing operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

          INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                                                               PAGE
                                                              NUMBER
                                                              ------
Reports of Independent Auditors.............................    51
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    52
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................    53
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............    54
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    55
Notes to Consolidated Financial Statements..................    56

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

REVENUE RECOGNITION

     The Company records revenues from the sale of telecommunications services at the time of customer usage based upon minutes of traffic processed at contractual fees. The Company has entered into, and

                      WORLD ACCESS, INC. AND SUBSIDIARIES
continues to enter into, operating agreements with telecommunications carriers in several foreign countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the FCC, whereby traffic from the foreign country is routed to U.S.-based international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy at an agreed upon rate which allows for the offsetting of receivables and payables with the same carrier (settlement on a net basis). Although the Company can reasonably estimate the revenue it will receive under the FCC's proportional share policy, there is no guarantee that the Company will receive return traffic, and the Company is unable to determine what impact changes in future settlement rates will have on net payments made and revenue received. Accordingly, the Company does not record this revenue until the service is provided.

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

COST OF CARRIER SERVICES

     Cost of carrier services includes network costs which consist of access, transport and termination costs. Such costs are recognized when incurred in connection with the provision of telecommunication services, including costs incurred under operating agreements. Cost of carrier services is exclusive of depreciation and amortization related to the services network which is included in "Depreciation and amortization" presented separately on the consolidated statements of operations.

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

FOREIGN CURRENCY TRANSLATION

     For non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates. Income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are reported as a separate component of comprehensive loss. Exchange losses and gains resulting from foreign currency transactions are included in the results of operations based upon the provisions of SFAS No. 52, "Foreign Currency Translation."

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

LOSS PER COMMON SHARE

     The Company computes loss per common share pursuant to SFAS No. 128, "Earnings per Share". The computation of basic loss per share is based on the weighted average number of common shares outstanding during the period, excluding shares held in escrow of 794,000, 8,307,000 and 995,000 for 1999, 1998 and 1997, respectively. The computation of diluted loss per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options, stock warrants, convertible notes and convertible preferred stock. There was no potential common stock included in the calculation of diluted loss per share for 1999, 1998 and 1997 as their effect would be anti-dilutive for all periods presented.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

NOTE B:  ACQUISITIONS

RESURGENS MERGER

     On February 12, 1998, the Company executed a letter of intent to acquire Cherry Communications Incorporated, d/b/a Resurgens Communications Group ("RCG"), and Cherry Communications U.K. Limited ("Cherry U.K.", and together with RCG, "Resurgens"), providers of wholesale international long distance services. On May 12, 1998, the Company signed definitive agreements to acquire Resurgens. On December 14, 1998, the transaction was completed in its final form whereby RCG and Cherry U.K. became wholly-owned subsidiaries of the Company (the "Resurgens Merger").

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

     The Company's acquisition of FaciliCom (see below) constituted a change of control for purposes of the Resurgens Merger and accordingly, the 7.5 million shares were released from escrow in December 1999. These shares were valued at approximately $127.4 million based on the price of the Company's common stock on December 7, 1999, the date the FaciliCom merger closed. The net effect of the above has been to increase goodwill and stockholders' equity by $127.4 million as of December 31, 1999.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     In connection with the FaciliCom Merger, the stockholders of FaciliCom received approximately $56.0 million in cash, 369,901 shares of Convertible Preferred Stock, Series C (the "Series C Preferred Stock"), and 495,557 vested options that each may be exercised to acquire one share of the Company's common stock at an average exercise price of $2.63 per share. In addition, the Company issued 1,912,500 non-qualified options to purchase Company common stock at an exercise price of $15.00 per share in exchange for substantially all the options held by FaciliCom's employees. The Series C Preferred Stock which has a $369.9 million liquidation preference was valued at $265.5 million based on its estimated market value as of the FaciliCom Stock Valuation Date, (August 17, 1999). World Access management has determined the fair value of the Series C Preferred Stock at 72% of its face value, which represents a 13% premium over the fair

                      WORLD ACCESS, INC. AND SUBSIDIARIES
value of the common stock (on an as-if converted basis, or equivalent common stock basis). The stock options were valued at $24.8 million based on the Black-Scholes option valuation model. Included in other liabilities in the table below, is $300.0 million 10 1/2% FaciliCom Series B Senior Notes due 2008 which were exchanged for the Company's 13.25% Senior Notes due 2008 having an aggregate principal amount of $300.0 million. As consideration for this exchange the Company issued 942,627 shares of its common stock valued at $15.0 million to FaciliCom noteholders.

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

                                                           1999       1998       1997
                                                         --------   ---------   -------
Total sales............................................  $265,718   $ 199,903   $92,984
Cost of equipment sold.................................   162,638     121,789    60,072
Write-down of inventories..............................     2,332      17,110       773
                                                         --------   ---------   -------
          Gross profit.................................   100,748      61,004    32,139
Research and development...............................    17,511       6,966     1,862
Selling, general and administrative....................    36,599      17,632     7,393
Provision for doubtful accounts........................    10,266      13,741       172
Amortization of goodwill...............................     8,585       4,905     1,640
Restructuring and other charges........................        --      19,890        --
In-process research and development....................        --     100,300        --
                                                         --------   ---------   -------
          Operating income (loss)......................    27,787    (102,430)   21,072
Gain on exchange of securities.........................     9,590          --        --
Net interest income (expense)..........................      (786)        996       310
                                                         --------   ---------   -------
          Income (loss) before income taxes and
            minority interests.........................    36,591    (101,434)   21,382
Income taxes...........................................    17,522       1,134     7,788
Minority interests in earnings of subsidiary...........        --       2,497        --
                                                         --------   ---------   -------
          Income (loss) before write-down of
            discontinued operations to net realizable
            value......................................    19,069    (105,065)   13,594
Write-down of discontinued operations to net realizable
  value................................................   (44,994)     (9,700)       --
                                                         --------   ---------   -------
          Net income (loss)............................  $(25,925)  $(114,765)  $13,594
                                                         ========   =========   =======

     Sales are recognized when the Company's products are shipped, the customer has accepted the product, and collection of the related receivable is probable. Appropriate reserves are maintained to address products that may be exchanged on an annual basis by certain of Telco System's customers under distribution agreements.

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

  1998 PLAN

     In December 1998, the Company formalized its plan to offer for sale two businesses, (i) the resale and repair of Nortel and other original equipment manufacturers' wireline switching equipment, and (ii) pay telephone refurbishment. In connection therewith, the Company recorded a $9.7 million charge in the fourth quarter of 1998, for the estimated loss to dispose of these discontinued operations. This loss, which was

                      WORLD ACCESS, INC. AND SUBSIDIARIES
recorded as partial impairment of existing goodwill, was determined by comparing the book value of the net assets of the discontinued operations to their net realizable value. The net realizable value was estimated based on preliminary valuation work performed by an investment banking firm engaged by the Company to assist in the sale of these businesses and a preliminary non-committal offer from a prospective buyer.

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

     The Company sold Galaxy in December 1999 for approximately $15.0 million in cash. The remaining businesses are being offered for sale by two investment banking firms engaged by the Company. The Company has signed a definitive agreement to sell Telco Systems (see "Note O") and expects to dispose of Cellular Infrastructure Supply, Wireless Local Loop, and Telco Systems in the second quarter of 2000.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     Although the Company expects to realize a significant net gain from the sale of all these businesses, certain of these businesses are expected to be sold or liquidated at a loss. Accordingly, in the fourth quarter of 1999, the Company recorded a $32.7 million charge to write-down certain of these businesses to their estimated net realizable value. The $32.7 million loss on disposal of discontinued operations consisted of estimated loss on disposal and estimated future loss from discontinued operations. Loss on disposal was estimated to be $31.1 million, net of tax benefits of $6.0 million. Estimated future loss from discontinued operations during the phase-out period was $1.6 million, net of tax benefits of $800,000.

RESTRUCTURING AND OTHER CHARGES

     During 1998, the Company approved and began implementing two restructuring programs designed to reduce operating costs, outsource manufacturing requirements and focus Company resources on recently acquired business units containing proprietary technology or services. A summary of restructuring and related charges recorded in connection with these programs follows (in thousands):

                                                             JANUARY   DECEMBER
                                                              1998       1998      TOTAL
                                                             -------   --------   -------
Severance and termination benefits.........................  $  550    $ 2,050    $ 2,600
Idle facility costs........................................   1,340      1,200      2,540
Asset write-downs..........................................   1,350     11,763     13,113
Other exit costs...........................................      --      1,637      1,637
                                                             ------    -------    -------
       Total restructuring charges.........................   3,240     16,650     19,890
Write-down of inventories..................................   3,360     13,750     17,110
Provision for doubtful accounts............................      --     12,600     12,600
                                                             ------    -------    -------
       Total charges.......................................  $6,600    $43,000    $49,600
                                                             ======    =======    =======

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

     This restructuring program began in the first quarter of 1998 and was completed as of June 30, 1998. As of December 31, 1998, approximately $325,000 of these charges, which consisted primarily of costs associated with carrying vacated warehouse space and certain idle equipment until lease expiration dates, were included in Other accrued liabilities on the Company's balance sheet. During 1999, the remaining costs were incurred by the Company and charged to the reserve.

     In December 1998, in connection with the (i) recently completed acquisition of NACT, Telco Systems and Resurgens; (ii) election of several new outside directors to the Company's board; and (iii) appointment of

                      WORLD ACCESS, INC. AND SUBSIDIARIES
a new Chief Executive Officer, the Company approved and began implementing a major restructuring program to reorganize its operating structure, consolidate several facilities, outsource its manufacturing requirements, rationalize its product offerings and related development efforts, and pursue other potential synergies expected to be realized as a result of the integration of recently acquired businesses. The fourth quarter restructuring and related charges amounted to $43.0 million. The Company completed the restructuring program in 1999.

     Details of the restructuring charges related to this program are as follows (in thousands):

                                       RESTRUCTURING     1998     RESERVE BALANCE     1999     RESERVE BALANCE
                                          CHARGE       ACTIVITY     AT 12/31/98     ACTIVITY     AT 12/31/99
                                       -------------   --------   ---------------   --------   ---------------
Reorganize Operating Structure
  Employee termination benefits......     $   449      $    --        $  449        $   449        $    --
  Idle facility costs................         258           --           258            258             --
  Other..............................         437          133           304            304             --
                                          -------      -------        ------        -------        -------
                                            1,144          133         1,011          1,011             --
Consolidation of ATI and Telco
  Employee termination benefits......       1,175           --         1,175          1,175             --
  Idle facility costs................         577           --           577            492             85
  Write-down production equipment....         700          700            --             --             --
  Other..............................         300           --           300            300             --
                                          -------      -------        ------        -------        -------
                                            2,752          700         2,052          1,967             85
Outsource Manufacturing
  Employee termination benefits......         426          116           310            310             --
  Idle facility costs................         365           --           365            365             --
  Write-down production equipment....       1,662        1,662            --             --             --
  Write-down other assets............         731          731            --             --             --
  Other..............................         332           --           332            332             --
                                          -------      -------        ------        -------        -------
                                            3,516        2,509         1,007          1,007
Product Line Rationalization
  Write-down of CDX assets...........       4,707        4,707            --             --             --
  Write-down of international
     investments.....................       3,542        3,542            --             --             --
  Write-down of capitalized
     software........................         421          421            --             --             --
  Other..............................         568           --           568            568             --
                                          -------      -------        ------        -------        -------
                                            9,238        8,670           568            568             --
                                          -------      -------        ------        -------        -------
          Total......................     $16,650      $12,012        $4,638        $ 4,553        $    85
                                          =======      =======        ======        =======        =======

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

     Restructuring charges also included costs associated with the consolidation of the Company's Radio operations in Wilmington, Massachusetts into Telco Systems' facility in Norwood, Massachusetts. Manufacturing of wireless radios was out-sourced to a contact manufacturer and all other aspects of the Company's Radio operations were integrated into Telco Systems' existing operating infrastructure. Severance and other termination benefits of approximately $1.2 million were paid to approximately 60 Radio employees as the

                      WORLD ACCESS, INC. AND SUBSIDIARIES
consolidation program was completed during the first half of 1999. A provision of $577,000 was recorded for the costs associated with the idle portion of the Wilmington facility, the lease of which was terminated in December 1999. Production equipment was written-down by $700,000 to reflect its estimated net realizable value upon disposal.

     An integral part of the restructuring program was the Company's decision to outsource all its electrical manufacturing requirements and sell its Alpharetta, Georgia manufacturing operations to an established contract manufacturer. Severance and other termination benefits of $426,000 were provided for in December 1998, the majority of which was paid in January 1999 to approximately 25 personnel. Restructuring charges also included the write-off of $365,000 in leasehold improvements related to the manufacturing portion of the Alpharetta facility, and $2.4 million to write-down production equipment and other manufacturing assets to their estimated net realizable values. The Company completed the sale of its manufacturing operations in March 1999. The actual loss incurred in connection with the sale did not differ materially from the amounts recorded in the restructuring charges

     The most significant component of the restructuring charges related to a change in the Company's long-term focus for its switching products, primarily its Compact Digital Exchange ("CDX") switch. In January 1999, the Company elected to reallocate development resources targeted for the CDX switch as a stand-alone product to the integration of the central office functionally of the CDX switch and the long-distance functionality of NACT's switch into a common, next generation technology platform. This strategic decision, performance difficulties experienced by certain customers' applications of the CDX switch in 1998, and dramatically reduced internal estimates for CDX switch revenues in 1999 caused the Company to significantly write-down all CDX related assets as of December 31, 1998. Costs incurred in 1999 related primarily to engineering efforts related to 1998 and prior CDX contracts.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     During the first quarter of 1998, $44.6 million of purchased in-process R&D was expensed, which consisted of 67.3% of the value of NACT products in the development stage that were not considered to have reached technological feasibility as of the date of the NACT Acquisition. In connection with the NACT Merger, the Company revalued purchased in-process R&D to reflect the current status of in-process NACT technology and related business forecasts and to ensure compliance with the additional guidance provided by the Securities and Exchange Commission in its September 15, 1998 letter to the American Institute of Certified Public Accountants. The revalued amount approximated the $44.6 million expensed in connection

                      WORLD ACCESS, INC. AND SUBSIDIARIES
with the NACT Acquisition, therefore no additional charge was recorded for purchased in-process R&D. However, the effect of the revaluation required the Company to reduce the first quarter charge related to the purchased in-process R&D by $14.6 million and record an additional charge of $14.6 million in the fourth quarter as of the date of the NACT Merger.

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

     Revenue attributable to in-process technology was assumed to increase in the first five years of the 12-year projection at annual rates ranging from 61.4% to 2.81%, decreasing over the remaining years at annual rates ranging from 16.0% to 48.5% as other products are released in the marketplace. Projected annual revenue attributable to in-process technology ranged from approximately a low of $8.0 million to a high of $101.1 million within the term of the projections. These projections were based on assumed penetration of the

                      WORLD ACCESS, INC. AND SUBSIDIARIES
existing customer base and movement into new markets. Projected revenues from in-process technology were assumed to peak in 2003 and decline from 2004 through 2009 as other new products are expected to enter the market.

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

     In connection with the Telco Systems Merger, the stockholders of Telco Systems received 7,041,773 shares of the Company's common stock valued at approximately $143.0 million. In addition, the Company issued 1,028,670 non-qualified options to purchase Company common stock at an average exercise price of $15.78 per share in exchange for substantially all the options held by Telco Systems employees, which became

                      WORLD ACCESS, INC. AND SUBSIDIARIES
immediately vested in connection with the Telco Systems Merger. These options had an initial fair value of approximately $10.8 million based on the Black-Scholes option valuation model.

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

     The discount rate used to value the existing technology was 20.0%. This discount rate was selected because of the asset's intangible characteristics, the risk associated with the economic life expectations of the

                      WORLD ACCESS, INC. AND SUBSIDIARIES
technology and potential obsolescence of legacy products, and the risk associated with the financial assumptions with respect to the projections used in the analysis.

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

     FaciliCom is a multi-national long distance service carrier focused on providing international wholesale telecommunications services to other carriers worldwide. FaciliCom provides these services over its carrier-grade international network, which consists of 17 gateway switches as well as a satellite earth station. Given the duplication of network assets between the two entities, including switching and transmission equipment, the Company made the decision in late 1999 to shut down and dispose of its six gateway switches located in Chicago, Los Angeles, Newark, Dallas, San Francisco and London. The Company intends to dispose of these six switches and related network assets through sale in the secondary switching and transmission equipment market during 2000. Included in the restructuring charge is a $25.4 million charge for the write-down of network equipment to the lower of the carrying amount or fair value less cost to sell. The restructuring charge also provides for the write-off of leasehold improvements at the six switch sites and lease commitments remaining on certain facilities and equipment taken out of service.

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
                                                              ========   =======

     The Company amortizes goodwill to expense on a straight-line basis over a 20-year period. The Company reviews the net carrying value of goodwill on a regular basis, and if deemed necessary, charges are recorded against current operations for any impairment in the value of these assets. The Company currently evaluates enterprise level goodwill for impairment by comparing estimated future discounted cash flows over the remaining life of the goodwill to the carrying value of goodwill. If an impairment exists, enterprise level goodwill is written down to its fair value based on estimated future cash flows of the Company discounted at risk adjusted interest rates. To date, the Company has made no impairment adjustments to the carrying value of its goodwill. Goodwill is removed from the books when fully amortized. Amortization expense for 1999 and 1998 was $7.5 million and $164,000, respectively.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     Upon issuance, the Company recorded the Senior Notes at $285.0 million, total principal less a $15.0 million original issuance discount. The discount was based on the estimated fair market value of the Senior Notes on the date of issuance. The estimated fair value was determined based on the quoted market price of debt with similar characteristics. The discount will be amortized to interest expense over the term of the Senior Notes.

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

     Set forth below is summarized financial information of WA Telcom presented for the information of its debtholders. The summarized financial information presented below includes the results of operations for the following businesses from their respective dates of acquisitions: Discontinued operations: Cellular Infrastructure Supply, Inc. -- January 1997; Galaxy Personal Communications Services, Inc. -- July 1997; Advanced TechCom, Inc. -- January 1998; NACT Telecommunications, Inc. -- February 1998; Continuing operations: Cherry Communications Incorporated and Cherry Communications U.K. Limited -- December 1998; and Comm/Net Holdings -- May 1999. Separate financial statements of WA Telcom are not presented because management has determined that they would not be material to investors. In addition, summarized financial information for 1997 is not presented as there is no difference between this information and the 1997

                      WORLD ACCESS, INC. AND SUBSIDIARIES
consolidated financial statements included herein. The only difference between the summarized financial information of WA Telcom and the 1998 consolidated financial statements is that WA Telcom does not include the transactions incurred by the new parent holding company from October 28, 1998 to December 31, 1998, including the acquisition of Telco Systems on November 30, 1998. The only difference between the summarized financial information of WA Telcom and the 1999 consolidated financial statements is that WA Telcom does not include the transactions incurred by the parent holding company, Telco Systems and FaciliCom.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The following table presents revenues and other financial information by geographic region (in thousands):

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

     Although the Company and the individuals named as defendants deny that they have violated any of the requirements or obligations of the federal securities laws, there can be no assurance the Company will not sustain material liability as a result of or related to these shareholder suits. As the outcome of these class action suits is unknown, the potential liability is not reasonably estimable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 22, 1998, we engaged Ernst & Young LLP as the certifying accountants and dismissed PricewaterhouseCoopers LLP. Our Board of Directors approved this change in accountants.

     We had no disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of the accountants, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports during each of the two years in the period ended December 31, 1999 and such accountants' report on the financial statements for each of the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     We had no disagreements with our former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports during each of the two years in the period ended December 31, 1997 and from January 1, 1998 to December 22, 1998 and such accountants' report on the financial statements for each of the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

                                                      WORLD ACCESS                NASDAQ (U.S.)              NASDAQ (TELCOM)
                                                      ------------                -------------              ---------------
1994                                                     100.00                      100.00                      100.00
1995                                                     300.00                      141.33                      130.91
1996                                                     320.00                      173.89                      133.86
1997                                                     955.00                      213.07                      195.75
1998                                                     855.00                      300.25                      322.30
1999                                                     770.00                      542.43                      561.27

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

                                                        SHARES UNDERLYING    TOTAL SHARES
                                            SHARES         DERIVATIVE        BENEFICIALLY    PERCENTAGE
NAME                                       OWNED(1)       SECURITIES(2)        OWNED(1)        OWNED
----                                      ----------    -----------------    ------------    ----------
World Access Common Stock
Armstrong International
  Telecommunications, Inc.(3)...........          --       15,162,015         15,162,015        20.3%
  One Armstrong Place
  Butler, PA 16001
WorldCom Network Services, Inc.(4)......   6,327,344               --          6,327,344        10.6
  500 Clinton Center Drive
  Clinton, MS 39056
The 1818 Fund III, L.P.(5)..............          --        6,086,956          6,086,956         9.3
  59 Wall Street
  New York, NY 10005
Morgan Stanley & Co. Incorporated(6)....          --        5,685,111          5,685,111         8.7
  1585 Broadway
  New York, NY 10036
Walter J. Burmeister+++(7)..............          --        1,135,694          1,135,694         1.9
Kirby J. Campbell+......................          --               --                 --           *
Bryan Cipoletti+........................          --               --                 --           *
Stephen J. Clearman+(8).................   1,309,044          167,000          1,476,044         2.5
John P. Imlay, Jr.+.....................      59,900          179,000            238,900           *
John D. Phillips+++(9)..................   1,312,500        1,117,000          2,429,500         4.0
Massimo Prelz Oltramonti+(10)...........   1,885,251          100,000          1,985,251         3.3
John P. Rigas+(11)......................     816,942          100,000            916,942         1.5
Carl E. Sanders+(12)....................      62,000          179,000            241,000           *
Dru A. Sedwick+.........................          --               --                 --           *
Lawrence C. Tucker+(5)..................          --        6,186,956          6,186,956         9.4
W. Tod Chmar++..........................     312,500           25,000            337,500           *
Mark A. Gergel++(13)....................      26,791          237,500            264,291           *
Michael F. Mies++(13)...................       2,267           28,750             31,017           *
A. Lindsay Wallace++(13)................         496          172,380            172,876           *
All directors and executive officers as
  a group (15 persons)..................   5,787,691        9,628,280         15,415,971        16.1

                                                        SHARES UNDERLYING    TOTAL SHARES
                                            SHARES         DERIVATIVE        BENEFICIALLY    PERCENTAGE
NAME                                       OWNED(1)       SECURITIES(2)        OWNED(1)        OWNED
----                                      ----------    -----------------    ------------    ----------
Series A Preferred Stock
The 1818 Fund III, L.P..................      50,000           20,000             70,000       100.0

Series C Preferred Stock
Armstrong International
  Telecommunications, Inc...............     309,002               --            309,002        88.2
Walter J. Burmeister                          19,161               --             19,161         5.5
Juan Carlos Valls.......................      19,161               --             19,161         5.5
  1530 Key Boulevard #306
  Arlington, VA 22209

Series D Preferred Stock
Morgan Stanley & Co. Incorporated.......     102,332               --            102,332        55.3
AIM High Yield Fund.....................      16,851               --             16,851         9.1
  11 Greenway Plaza, #1919
  Houston, TX 77046
NETnet International S.A................      14,800               --             14,800         8.0
  Siege Social; L-1611
  41 Avenue de la Gare
  R.C. Luxemburg B49615
Kemper High Yield Series................      11,794               --             11,794         6.4
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

     (c) The exhibits filed herewith and incorporated by reference herein are set forth on the Exhibit Index beginning on page 105 hereof. Included in those exhibits are the following executive compensation plans and arrangements:

NUMBER        DESCRIPTION
------        -----------
 10.1    --   1991 Stock Option Plan
 10.2    --   Amendment to 1991 Stock Option Plan
 10.3    --   Second Amendment to 1991 Stock Option Plan
 10.4    --   Third Amendment to 1991 Stock Option Plan
 10.5    --   Outside Directors' Warrant Plan
 10.6    --   Directors' Warrant Incentive Plan
 10.7    --   Fourth Amendment to 1991 Stock Option Plan
 10.8    --   Fifth Amendment to 1991 Stock Option Plan
 10.9    --   Amendment One to Outside Directors' Warrant Plan
10.10    --   Amendment One to Directors' Warrant Incentive Plan
10.11    --   Amendment Two to Outside Directors' Warrant Plan
10.12    --   Amendment Two to Directors' Warrant Incentive Plan
10.13    --   Sixth Amendment to 1991 Stock Option Plan
10.14    --   Severance Protection Agreement -- Mark A. Gergel
10.15    --   Amendment Three to Outside Directors' Warrant Plan
10.16    --   Executive Employment Agreement between World Access, Inc.
              and Mark A. Gergel
10.17    --   1998 Incentive Equity Plan, as amended
10.29    --   FaciliCom International, Inc. 1998 Stock Option Plan
10.32    --   First Amendment to the World Access, Inc. 1998 Incentive
              Equity Plan
10.33    --   FaciliCom International, Inc. 1999 Special Stock Option Plan
10.35    --   Agreement between World Access and A. Lindsay Wallace

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
 3.1      --   Certificate of Incorporation of World Access, Inc. and
               Amendments to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to World Access' Form S-4 filed
               October 6, 1998, Registration No. 333-65389, Amendment to
               Certificate of Incorporation incorporated by reference to
               Exhibit 3.2 of WA Telco Systems Products Co., Inc.'s Form
               8-K filed October 28, 1998).
 3.2      --   Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to World Access' Form 10-K for the year ended December 31, 1998, filed April 9, 1999).
 3.3      --   Certificate of Designation of 4.25% Cumulative Senior
               Perpetual Convertible Preferred Stock, Series A
               (incorporated by reference to Exhibit 4 to World Access'
               Form 8-K, filed May 3, 1999).
 3.4      --   Certificate of Designation of 4.25% Cumulative Junior
               Convertible Preferred Stock, Series B (incorporated by
               reference to Exhibit 4.1 to World Access' Form 8-K, filed
               July 14, 1999).
 3.5      --   Certificate of Designation of Convertible Preferred Stock,
               Series C (incorporated by reference to Exhibit 1.7(b) to
               Appendix A to World Access' Proxy Statement dated November
               5, 1999 relating to the Special Meeting of Stockholders held on December 7, 1999).
 3.6      --   Certificate of Designation of Convertible Preferred Stock,
               Series D (incorporated by reference to Exhibit 4 to World
               Access' Form 8-K, filed February 28, 2000).
 3.7      --   Bylaws of the World Access (incorporated by reference to
               Exhibit 3.2 to World Access' Form S-4 filed October 6, 1998,
               No. 333-65389).
 4.1      --   Indenture dated as of October 1, 1997 by and between World
               Access, Inc. and First Union Bank, as trustee (incorporated by reference to Exhibit 4.1 to WA Telco Systems' Form 8-K, filed October 8, 1997).
 4.2      --   First Supplemental Indenture dated October 28, 1998 between
               World Access, Inc., WA Telco Systems Products Co., Inc. and
               First Union Bank, as Trustee (incorporated by reference to
               Exhibit 4.1 to the World Access' Form 8-K filed October 28,
               1998).
 4.3      --   Form of Indenture between World Access, Inc. and First Union
               Bank, as Trustee (incorporated by reference to Exhibit 4.6 to World Access' Form S-4/A filed November 5, 1999,
               Registration No. 333-89479).
10.1      --   World Access, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to WA Telco
               Systems' Registration Statement on Form S-18, filed on July
               25, 1991, No. 33-41255-A).
10.2      --   Amendment to World Access, Inc. 1991 Stock Option Plan
               (incorporated by reference to Exhibit 10.2 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1993,
               filed March 31, 1994).
10.3      --   Second Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.3 to WA Telco Systems' Form 10-K for the year ended December 31, 1993, filed March 31, 1994).
10.4      --   Third Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.26 to WA Telco Systems' Form S-2,
               Amendment No. 2, filed on February 14, 1995, No. 33-87026).
10.5      --   World Access, Inc. Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.40 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1995,
               filed April 10, 1996).
10.6      --   Directors' Warrant Incentive Plan (incorporated by reference to Exhibit 10.41 to WA Telco Systems' Form 10-K for the year ended December 31, 1995, filed April 10, 1996).
10.7      --   Fourth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.32 to WA Telco Systems' Form 10-K
               for the year ended December 31, 1996, filed April 11, 1997).
10.8      --   Fifth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.33 to WA Telco Systems' Form 10-K
               for the year ended December 31, 1996, filed April 11, 1997).
10.9      --   Amendment One to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.33 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1996,
               filed April 11, 1997).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.10     --   Amendment One to Directors' Warrant Incentive Plan
               (incorporated by reference to Exhibit 10.31 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1996,
               filed April 11, 1997).
10.11     --   Amendment Two to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.21 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1997,
               filed April 15, 1998).
10.12     --   Amendment Two to Directors' Warrant Incentive Plan
               (incorporated by reference to Exhibit 10.22 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1997,
               filed April 15, 1998).
10.13     --   Sixth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.22 to WA Telco Systems' Form 10-K
               for the year ended December 31, 1997, filed April 15, 1998).
10.14     --   Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Mark A. Gergel (incorporated by reference to Exhibit 10.33 to WA Telco Systems' Form 10-K for the year ended December 31, 1997, filed April 15, 1998).
10.15     --   Amendment Three to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.21 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
10.16     --   Executive Employment Agreement between World Access, Inc.
               and Mark A. Gergel dated as of December 14, 1998
               (incorporated by reference to Exhibit 10.23 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
10.17     --   World Access, Inc. 1998 Incentive Equity Plan, as amended
               (incorporated by reference to Exhibit 10.25 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
10.18     --   Form of Indemnification Agreement with directors and
               officers (incorporated by reference to Appendix H to the
               Registrant's Joint Proxy Statement/Prospectus dated November
               10, 1998 relating to the Special Meeting of Stockholders
               held on November 30, 1998).
10.19     --   Schedule of all officers and directors who have signed an
               Indemnification Agreement referred to in Exhibit 10.27
               (incorporated by reference to Exhibit 10.28 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
10.20*    --   First Amended and Restated Credit Agreement dated as of
               December 7, 1999 between Telco Systems, Inc., World Access
               Holdings, Inc. and Bank of America, N.A. as Administrative
               Agent and Fleet National Bank as Syndication Agent and Bank
               Austria Creditanstalt Corporate Finance, Inc. as
               Documentation Agent and Banc of America Securities LLC as
               Lead Arranger and Book Running Manager.
10.21     --   Guaranty dated as of December 30, 1998 between the
               Registrant, Telco Systems, World Access Holdings, Inc.,
               NationsBank, N.A. as Administrative Agent and the lenders
               party to the Credit Agreement referred to in Exhibit 10.20
               (incorporated by reference to Exhibit 10.30 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
10.22     --   Pledge Agreement dated as of December 31, 1998 by the
               Registrant. in favor of NationsBank, N.A. as Administrative
               Agent and the lenders party to the Credit Agreement referred to in Exhibit 10.20 (incorporated by reference to Exhibit
               10.31 to World Access' Form 10-K for the year ended December
               31, 1998, filed April 9, 1999).
10.23     --   Security Agreement dated as of December 31, 1998 by the
               Registrant in favor of NationsBank, N.A. as Administrative
               Agent and the lenders party to the Credit Agreement referred to in Exhibit 10.20 (incorporated by reference to Exhibit
               10.32 to World Access' Form 10-K for the year ended December
               31, 1998, filed April 9, 1999).
10.24*    --   Confirmation Agreement dated as of December 7, 1999 by Telco
               Systems, Inc., World Access Holdings, Inc., World Access,
               Inc., WA Telco Systems Products Co., Inc., NACT
               Telecommunications, Inc., Restor-AIT, Inc., Sunrise Sierra,
               Inc., Westec Communications, Inc., Telco Systems Security
               Corporation, World Access Capital Corp., World Access
               Telecommunications Group, Inc., Cellular Infrastructure
               Supply, Inc. and Galaxy Personal Services, Inc. for the
               benefit of the lenders party to the Credit Agreement
               referred to in Exhibit 10.20.

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.25*    --   Pledge Agreement dated as of December 7, 1999 by World
               Access, Inc. in favor of Bank of America, N.A., in its
               capacity as Administrative Agent, and each lender a party to the Credit Agreement referred to in Exhibit 10.20.
10.26     --   Disbursement Agreement dated as of December 14, 1998, by and the Registrant, Cherry Communications Incorporated (d/b/a
               Resurgens Communications Group) and William H. Cauthen, Esq.
               (incorporated by reference to Exhibit 10.33 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
10.27     --   Agreement and Plan of Merger and Reorganization by and among
               World Access, Inc., WAXS INC., WA Merger Corp. and Cherry
               Communications Incorporated (d/b/a Resurgens Communications
               Group) dated as of May 12, 1998, as amended (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated November 12, 1998 relating to the Special Meeting of
               Stockholders held on December 14, 1998).
10.28     --   Share Exchange Agreement by and among World Access, Inc.,
               WAXS INC., Cherry Communications U.K. Limited and
               Renaissance Partners II, dated as of May 12, 1998
               (incorporated by reference to Appendix B to the Registrant's
               Proxy Statement dated November 12, 1998 relating to the
               Special Meeting of Stockholders held on December 14, 1998).
10.29     --   FaciliCom International, Inc. 1998 Stock Option Plan
               (incorporated by reference to Exhibit 10.19 to FaciliCom's
               Form 10-K for the year ended September 30, 1998, filed
               December 28, 1998).
10.30     --   Form of Stock Purchase Agreements, dated as of October 13,
               1999 by and between World Access and Gilbert Global Equity
               Partners, L.P., Gilbert Global Equity Partners (Bermuda)
               L.P., GGEP/GGEC Equity Partners, L.P., Zilkha Capital
               Partners, L.P., Erie Indemnity Company, Erie Insurance
               Exchange, Geocapital V, L.P. and Ezra K. Zilkha
               (incorporated by reference to Exhibit 4.10 to World Access'
               Form S-4/A, filed November 5, 1999).
10.31     --   Form of Registration Rights Agreement between World Access and Armstrong International Telecommunications, Inc., BFV
               Associates, Inc., Epic Interests, Inc. and Anand Kumar
               (incorporated by reference to Exhibit 6.3 to Appendix A to
               World Access' Proxy Statement dated November 5, 1999
               relating to the Special Meeting of Stockholders held on
               December 7, 1999).
10.32*    --   First Amendment to the World Access, Inc. 1998 Incentive
               Equity Plan.
10.33*    --   FaciliCom International, Inc. 1999 Special Stock Option
               Plan.
10.34*    --   Credit Agreement dated as of November 15, 1999 by and among
               FaciliCom International, L.L.C. and Nortel Networks Inc.
10.35*    --   Agreement between World Access and A. Lindsay Wallace dated
               November 29, 1999.
16.1      --   Letter of PricewaterhouseCoopers LLP
21.1*     --   Subsidiaries of the Registrant.
23.1      --   Consent of Ernst & Young LLP.
23.2      --   Consent of PricewaterhouseCoopers LLP.
27.1*     --   Financial Data Schedule for 1999. (For SEC use only)
27.2*     --   Financial Data Schedule for 1998 and 1997 as restated for
               discontinued operations. (For SEC use only)

---------------

* Previously Filed.

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

Dated as of August 2, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JOHN D. PHILLIPS                   Chairman and Chief Executive      August 2, 2000
-----------------------------------------------------    Officer (Principal Executive
                  John D. Phillips                       Officer)

                 /s/ BRYAN D. YOKLEY                   Executive Vice President and      August 2, 2000
-----------------------------------------------------    Chief Financial Officer
                   Bryan D. Yokley                       (Principal Financial Officer)

                /s/ MARTIN D. KIDDER                   Vice President and Controller     August 2, 2000
-----------------------------------------------------    (Principal Accounting
                  Martin D. Kidder                       Officer)

              /s/ WALTER J. BURMEISTER                 Director                          August 2, 2000
-----------------------------------------------------
                Walter J. Burmeister

                /s/ KIRBY J. CAMPBELL                  Director                          August 2, 2000
-----------------------------------------------------
                  Kirby J. Campbell

                 /s/ BRYAN CIPOLETTI                   Director                          August 2, 2000
-----------------------------------------------------
                   Bryan Cipoletti

               /s/ STEPHEN J. CLEARMAN                 Director                          August 2, 2000
-----------------------------------------------------
                 Stephen J. Clearman

               /s/ JOHN P. IMLAY, JR.                  Director                          August 2, 2000
-----------------------------------------------------
                 John P. Imlay, Jr.

            /s/ MASSIMO PRELZ OLTRAMONTI               Director                          August 2, 2000
-----------------------------------------------------
              Massimo Prelz Oltramonti

                  /s/ JOHN P. RIGAS                    Director                          August 2, 2000
-----------------------------------------------------
                    John P. Rigas

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ CARL E. SANDERS                   Director                          August 2, 2000
-----------------------------------------------------
                   Carl E. Sanders

                 /s/ DRU A. SEDWICK                    Director                          August 2, 2000
-----------------------------------------------------
                   Dru A. Sedwick

               /s/ LAWRENCE C. TUCKER                  Director                          August 2, 2000
-----------------------------------------------------
                 Lawrence C. Tucker