Form 10-Q/A
period 2000-03-31
WORLD ACCESS INC /NEW/
filed 2000-08-04
CIK 1071645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
(MARK ONE)

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

     Cost of carrier services is exclusive of depreciation and amortization related to the services network which is included in "Depreciation and network amortization" presented separately on the consolidated statements of operations.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

The Series D Preferred Stock, which has a $185.0 million liquidation preference, was valued at $217.6 million based on its estimated market value during the period including the three trading days prior and the three trading days subsequent to the date economic terms of the LDI acquisition were announced. In addition, the Company issued 1,500,000 non-qualified options to purchase Company common stock at an exercise price of $18.50 per share in exchange for substantially all the stock options held by LDI's employees. The new stock options were valued at $21.7 million based on the Black-Scholes option valuation model.

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

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total revenue from continuing operations:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                   2000        1999
                                                                  ------      ------
Carrier services............................................       93.6%      100.0%
Retail services.............................................        6.4          --
                                                                  -----       -----
     Total revenue..........................................      100.0       100.0
Cost of services(1).........................................       87.6        94.2
Selling, general and administrative.........................        9.3         4.4
Depreciation and network amortization.......................        2.2         1.5
Goodwill amortization.......................................        4.8         1.1
                                                                  -----       -----
     Total operating expenses...............................      103.9       101.2
                                                                  -----       -----
     Operating loss.........................................       (3.9)       (1.2)
Interest and other income...................................        1.0         0.2
Interest expense............................................        5.7         2.8
Foreign exchange gain.......................................        0.2          --
                                                                  -----       -----
     Loss from continuing operations income taxes...........       (8.4)       (3.8)
Income taxes benefit........................................        1.4         0.9
                                                                  -----       -----
     Loss from continuing operations........................       (7.0)%      (2.9)%
                                                                  =====       =====

---------------

(1) Cost of services is exclusive of depreciation and network amortization which is shown separately below.

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

     In March 2000, the SEC issued SAB 101A -- Amendment: Revenue Recognition in Financial Statements, that delays the implementation date of certain provisions of SAB 101. Under the amendment, the Company is not required to restate its prior financial statements provided that the Company reports a change in accounting principle no later than the second fiscal quarter (ending June 30, 2000) in accordance with FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. In accordance with SFAS 3, for companies that adopt SAB 101 in the second quarter, financial information for the first quarter would be restated by including a cumulative effect adjustment in the quarter (i.e., the first quarter). Management believes the adoption of SAB 101 may result in an increase in the deferral of revenue for certain sales by the Company's NACT business. Management does not believe the adoption of SAB 101 would have a material impact on the Company's continuing operations.

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

     3. In February 2000, the Company issued 3,362,782 shares of common stock for an aggregate of $73.1 million in a private placement transaction to the following institutional and sophisticated investors outside of the United
States:

Nairobi Holding Limited.....................................    459,770
Kleinwort Benson (Guernsey) Limited.........................     20,000
Kleinwort Benson Citibank Depot.............................     42,200
Kleinwort Benson (Jersey) Limited...........................    167,685
HSBC PLC A/C Clients........................................  1,103,449
Crescent Holding GmbH.......................................    125,000
Mercury Offshore Sterling Trust -- Global Equity Fund.......     11,000
Royal Bank of Scotland as trustees for Mercury Global Titan
  Fund......................................................      5,300
Mercy Offshore Sterling Trust -- North American Fund........     23,000
Mercury Select Trust -- US Dollar Global Balanced Fund......     24,000
Mercury Select Trust -- Global Equity Fund..................     24,000
Mercury Select Trust -- European Balanced Fund..............      3,300
Mercury Select Trust -- North American Fund.................    590,000
Royal Bank of Scotland as trustees for Mercury American
  Fund......................................................    120,400

St. James's Place International Unit Trust..................    183,908
Wimple Limited..............................................    229,885
Instituto Nazionale Delle Assicurazioni S.p.A...............    229,885
                                                              ---------
                                                              3,362,782
                                                              =========

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

2.1*  --   Agreement and Plan of Merger, dated February 11, 2000 among the Company, STI Merger Co., a Delaware corporation and
           wholly-owned subsidiary of the Company, and STAR
           Telecommunications, Inc., a Delaware corporation. The
           following is a list of omitted schedules and other
           attachments which the Company agrees to furnish
           supplementally to the Commission upon request:

                   SCHEDULES TO MERGER AGREEMENT:
                   3.1(a)    --   Organization
                   3.1(b)    --   Capital Structure
                   3.1(c)    --   No Conflict
                   3.1(d)    --   Reports and Financial Statements
                   3.1(g)    --   Required World Access Stockholder Vote
                   3.1(j)    --   Litigation; Compliance with Laws
                   3.1(k)    --   Absence of Certain Changes or Events
                   3.1(o)    --   Tax Matters
                   3.1(p)    --   Certain Contracts
                   3.2(a)    --   Organization; Standing and Power; Subsidiaries
                   3.2(b)    --   Capital Structure
                   3.2(c)    --   Authority; No Conflicts
                   3.2(h)    --   Litigation
                   3.2(i)    --   Absence of Certain Changes or Events
                   3.2(j)    --   Employee Benefits Matters
                   3.2(k)    --   Intellectual Property
                   3.2(n)    --   Taxes
                   3.2(o)    --   Certain Contracts
                   4.2(f)    --   Sales
                   4.2(h)    --   Compensation
                   4.2(l)    --   Litigation

2.2*  --   Agreement and Plan of Merger, dated February 11, 2000 among the Company, CTI Merger Co., a Delaware corporation and
           wholly-owned subsidiary of the Company, and Communication
           TeleSystems International d/b/a WORLDxCHANGE Communications,
           a California corporation. The following is a list of omitted exhibits, schedules and other attachments which the Company agrees to furnish supplementally to the Commission upon
           request:

                   EXHIBITS TO MERGER AGREEMENT:
                   A         --   Form of Escrow Agreement
                   B         --   Form of Opinion of O'Melveny & Myers LLP
                   C         --   Form of Opinion of Long Aldridge & Norman LLP
                   SCHEDULES TO MERGER AGREEMENT:
                   3.1(b)    --   Organization and Authorization
                   3.2       --   Authorized and Outstanding Stock
                   3.4       --   Financial Statements
                   3.5       --   Undisclosed Liabilities
                   3.6       --   Legal Issues
                   3.7       --   Property
                   3.10(a)   --   Intellectual Property
                   3.10(b)   --   Computer Software and Databases

                   3.10(c)   --   Year 2000 Compliance
                   3.11      --   Litigation
                   3.12(a)   --   Benefit Plans
                   3.12(d)   --   Benefit Plans
                   3.12(h)   --   Benefit Plans
                   3.13      --   Collective Bargaining
                   3.15      --   Investments
                   3.16      --   Tax Matters
                   3.18      --   Contracts and Commitments
                   3.19      --   No Conflict
                   3.20      --   Agreements in Full Force and Effect
                   3.21      --   Required Consents and Approvals
                   3.22      --   Certain Changes and Events
                   4.1       --   Organization
                   4.3       --   No Conflict
                   4.5       --   Capital Structure
                   4.6       --   Reports and Financial Statements
                   4.10      --   Required World Access Stockholder Vote
                   4.13      --   Litigation; Compliance with Laws
                   4.14      --   Absence of Certain Changes or Events
                   4.15      --   Tax Matters
                   5.1(b)    --   Dividends; Changes in Share Capital
                   5.1(c)    --   Issuance of Securities
                   5.1(e)    --   Acquisitions
                   5.1(f)    --   Sales
                   5.1(g)    --   Investments; Indebtedness
                   5.1(h)    --   Compensation
                   5.1(j)    --   Material Agreements

  3.1  --   Certificate of Incorporation of the Company and Amendments
            to Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company's Form S-4, filed with the Commission on October 6, 1998, Registration No.
            333-65386; Amendment to Certificate of Incorporation
            incorporated by reference herein to Exhibit 3.2 to Form 8-K of the Company's predecessor, World Access, Inc., filed with the Commission on October 28, 1998).
  3.2  --   Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1998, filed with the Commission on
            April 9, 1999).
  3.3  --   Certificate of Designation of 4.25% Cumulative Senior
            Perpetual Convertible Preferred Stock. Series A
            (incorporated by reference herein to Exhibit 4 to the
            Company's Form 8-K, filed with the Commission on May 3,
            1999).
  3.4  --   Certificate of Designation of 4.25% Cumulative Junior
            Convertible Preferred Stock. Series B (incorporated by
            reference herein to Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on July 14, 1999).
  3.5  --   Certificate of Designation of Convertible Preferred Stock,
            Series C (incorporated by reference to Exhibit 1.7(b) to
            Appendix A to the Company's Proxy Statement dated November
            5, 1999 relating to the Special Meeting of Stockholder held on December 7, 1999).

      3.6     --      Certificate of Designation of Convertible Preferred Stock, Series D (incorporated by reference to Exhibit
                      4 to the Company's Form 8-K, filed with the Commission on February 28, 2000).
      3.7     --      Bylaws of the Company (incorporated by reference herein to Exhibit 3.2 to the Company's Form S-4, filed with the Commission on October 6, 1998, Registration No. 333-65389).
      4.1     --      Certificate of Designation of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A
                      (incorporated by reference herein to Exhibit B to the Company's Form 8-K, filed with the Commission on
                      May 3, 1999).
      4.2     --      Certificate of Designation of 4.25% Cumulative Junior Convertible Preferred Stock. Series B (incorporated by reference herein to Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on July 14,
                      1999).
      4.3     --      Certificate of Designation of Convertible Preferred Stock, Series C (incorporated by reference to Exhibit
                      1.7(b) to Appendix A to the Company's Proxy Statement dated November 5, 1999 relating to the Special
                      Meeting of Stockholders held on December 7, 1999).
      4.4     --      Certificate of Designation of Convertible Preferred Stock, Series D (incorporated by reference to Exhibit
                      4 to the Company's Form 8-K, filed with the Commission on February 28, 2000).
    27.1*     --      Financial Data Schedule (for SEC use only).

---------------
* Previously filed

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

Dated: August 2, 2000

                           [World Access, Inc., LOGO]