Form 10-Q
period 2000-06-30
WORLD ACCESS INC /NEW/
filed 2000-08-14
CIK 1071645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
(MARK ONE)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE THREE MONTHS ENDED JUNE 30, 2000.
           OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _______________ TO
           _______________.

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at August 11, 2000 was 61,707,277.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets
  Cash and equivalents......................................  $  329,279     $  147,432
  Short-term investments....................................     160,211             --
  Restricted cash...........................................      31,095         32,243
  Accounts receivable.......................................     264,678        164,768
  Other current assets......................................      38,491         24,547
  Net assets held for sale..................................      41,465        244,388
                                                              ----------     ----------
          Total Current Assets..............................     865,219        613,378
Property and equipment......................................     151,609        136,033
Goodwill and other intangibles..............................   1,080,797        830,234
Other assets................................................      79,185         50,159
                                                              ----------     ----------
          Total Assets......................................  $2,176,810     $1,629,804
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $   57,033     $   83,837
  Accounts payable..........................................     246,436        182,107
  Other accrued liabilities.................................     151,328         57,590
                                                              ----------     ----------
          Total Current Liabilities.........................     454,797        323,534
Long-term debt..............................................     417,946        408,338
Other liabilities...........................................      10,336            633
                                                              ----------     ----------
          Total Liabilities.................................     883,079        732,505
                                                              ----------     ----------
Stockholders' Equity
  Preferred stock...........................................           6              4
  Common stock..............................................         617            523
  Capital in excess of par value............................   1,471,126      1,062,939
  Accumulated other comprehensive loss......................     (12,239)          (341)
  Accumulated deficit.......................................    (165,779)      (165,826)
                                                              ----------     ----------
          Total Stockholders' Equity........................   1,293,731        897,299
                                                              ----------     ----------
          Total Liabilities and Stockholders' Equity........  $2,176,810     $1,629,804
                                                              ==========     ==========

                See notes to consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS            SIX MONTHS
                                                       ENDED JUNE 30,         ENDED JUNE 30,
                                                    --------------------   --------------------
                                                      2000        1999       2000        1999
                                                    --------    --------   --------    --------
                                                        (UNAUDITED)            (UNAUDITED)
Carrier services..................................  $281,744    $112,916   $521,000    $198,014
Retail services...................................    24,315          --     40,600          --
                                                    --------    --------   --------    --------
     Total Revenue................................   306,059     112,916    561,600     198,014
Cost of services..................................   266,475     102,650    490,330     182,804
Selling, general and administrative...............    27,562       4,905     51,338       8,674
Depreciation and network amortization.............     3,772       1,175      9,323       2,434
Amortization of intangibles.......................    14,981       1,185     27,189       2,163
Restructuring credit..............................    (3,995)         --     (3,995)         --
                                                    --------    --------   --------    --------
     Total Operating Expenses.....................   308,795     109,915    574,185     196,075
                                                    --------    --------   --------    --------
     Operating Income (Loss)......................    (2,736)      3,001    (12,585)      1,939
Interest and other income.........................     6,635         689      9,254         872
Interest expense..................................    14,027       1,976     28,572       4,315
Foreign exchange gain (loss)......................      (321)         --        211          --
                                                    --------    --------   --------    --------
     Income (Loss) From Continuing Operations
       Before Income Taxes........................   (10,449)      1,714    (31,692)     (1,504)
Income taxes (benefit)............................     1,345         986     (2,115)        224
                                                    --------    --------   --------    --------
     Income (Loss) From Continuing Operations.....   (11,794)        728    (29,577)     (1,728)
Net income (loss) from discontinued operations....       225       3,539     (6,149)      8,148
Net gain (loss) on sale of discontinued
  operations......................................    35,773     (12,342)    35,773     (12,342)
                                                    --------    --------   --------    --------
     Net Income (Loss)............................    24,204      (8,075)        47      (5,922)
Preferred stock dividends.........................       531         413      1,163         413
                                                    --------    --------   --------    --------
     Net Income (Loss) Available to Common
       Stockholders...............................  $ 23,673    $ (8,488)  $ (1,116)   $ (6,335)
                                                    ========    ========   ========    ========
Income (Loss) Per Common Share:
     Basic:
          Continuing Operations...................  $  (0.20)   $   0.01   $  (0.53)   $  (0.06)
          Discontinued Operations.................      0.60       (0.24)      0.51       (0.11)
                                                    --------    --------   --------    --------
          Net Income (Loss).......................  $   0.40    $  (0.23)  $  (0.02)   $  (0.17)
                                                    ========    ========   ========    ========
     Diluted:
          Continuing Operations...................  $  (0.20)   $   0.01   $  (0.53)   $  (0.06)
          Discontinued Operations.................      0.60       (0.24)      0.51       (0.11)
                                                    --------    --------   --------    --------
          Net Income (Loss).......................  $   0.40    $  (0.23)  $  (0.02)   $  (0.17)
                                                    ========    ========   ========    ========
Weighted Average Shares Outstanding:
     Basic........................................    60,126      36,375     57,658      36,232
                                                    ========    ========   ========    ========
     Diluted......................................    97,750      43,401     92,952      41,474
                                                    ========    ========   ========    ========

                See notes to consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                    ACCUMULATED
                                                      CAPITAL IN       OTHER
                                 PREFERRED   COMMON   EXCESS OF    COMPREHENSIVE   ACCUMULATED
                                   STOCK     STOCK    PAR VALUE        LOSS          DEFICIT       TOTAL
                                 ---------   ------   ----------   -------------   -----------   ----------
                                                          (UNAUDITED)
Balance at January 1, 2000.....     $4        $523    $1,062,939     $   (341)      $(165,826)   $  897,299
  Net income...................                                                            47            47
  Foreign currency translation
    adjustment.................                                       (10,959)                      (10,959)
  Unrealized loss on marketable
    securities, net of taxes...                                          (939)                         (939)
                                                                                                 ----------
  Total comprehensive loss.....                                                                     (11,851)
  Issuance of common and
    preferred shares in private
    offerings..................                 39       101,972                                    102,011
  Issuance of preferred shares,
    common shares and options
    for acquisition of
    businesses.................      2          13       261,461                                    261,476
  Dividends on preferred
    stock......................                           (1,163)                                    (1,163)
  Conversion of preferred stock
    into common shares.........                 15           (15)                                        --
  Conversion of debt into
    common shares..............                 18        24,274                                     24,292
  Release of escrowed common
    shares.....................                            1,000                                      1,000
  Issuance of common shares for
    option and warrant
    exercises..................                  9        10,988                                     10,997
  Tax benefit from option and
    warrant exercises..........                            2,596                                      2,596
  Accelerated vesting of
    options....................                            6,273                                      6,273
  Other issuances of common
    shares.....................                              801                                        801
                                    --        ----    ----------     --------       ---------    ----------
Balance at June 30, 2000.......     $6        $617    $1,471,126     $(12,239)      $(165,779)   $1,293,731
                                    ==        ====    ==========     ========       =========    ==========

                See notes to consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Cash Flows From Operating Activities:
  Net income (loss).........................................  $     47   $ (5,922)
  Adjustments to reconcile net income (loss) to net cash
     from (used by) operating activities:
     Depreciation and amortization..........................    41,836     15,123
     Net gain (loss) from sale of discontinued operations...   (35,773)    13,662
     Income tax benefit from stock options and warrants.....     2,596         54
     Provision for inventory reserves.......................       253        680
     Provision for bad debts................................     5,072      1,453
     Restructuring credit...................................    (3,995)        --
     Stock contributed to employee benefit plan.............       248        185
     Changes in operating assets and liabilities, net of
      effects from businesses acquired:
       Accounts receivable..................................   (59,382)   (23,121)
       Inventories..........................................   (14,469)   (10,236)
       Accounts payable.....................................    22,309     13,909
       Other assets and liabilities.........................   (41,795)    (1,499)
                                                              --------   --------
          Net Cash From (Used By) Operating Activities......   (83,053)     4,288
                                                              --------   --------
Cash Flows From Investing Activities:
  Acquisition of businesses, net of cash acquired...........    27,634     (2,241)
  Proceeds from sales of assets.............................   285,584      4,754
  Purchase of short-term investments........................   (84,812)        --
  Expenditures for property and equipment...................   (12,951)    (4,163)
  Capitalization of software development costs..............      (696)    (2,452)
  Loans to WorldxChange.....................................   (38,192)        --
                                                              --------   --------
          Net Cash From (Used By) Investing Activities......   176,567     (4,102)
                                                              --------   --------
Cash Flows From Financing Activities:
  Net proceeds from sales of common stock...................    82,211         --
  Net proceeds from sales of preferred stock................    19,800     47,788
  Short-term borrowings (repayments)........................   (16,392)     1,200
  Long-term debt repayments.................................    (6,873)    (5,698)
  Payment of preferred stock dividends......................    (1,410)        --
  Proceeds from exercise of stock options and warrants......    10,997        480
  Other.....................................................        --       (136)
                                                              --------   --------
          Net Cash From Financing Activities................    88,333     43,634
                                                              --------   --------
          Increase in Cash and Equivalents..................   181,847     43,820
  Cash and Equivalents at Beginning of Period...............   147,432     55,176
                                                              --------   --------
          Cash and Equivalents at End of Period.............  $329,279   $ 98,996
                                                              ========   ========
Supplemental Schedule of Noncash Financing and Investing
  Activities:
  Issuance of common stock for businesses acquired..........  $ 22,185   $  2,825
  Issuance of preferred stock for businesses acquired.......   217,560     18,539
  Issuance of stock options and warrants for businesses
     acquired...............................................    21,731         --
  Conversion of debt into common stock......................    24,292         --
  Conversion of note receivable to investment in LDI........     4,674         --

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

     The fair values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying values due to their short-term nature. Short-term investments include shares of BATM Advanced Communications Limited (see "Note C") and other securities with an original maturity of more than three months and a remaining maturity of less than one year. The BATM shares are recorded at fair market value based on trading in the public market, with unrealized gains and losses being recognized as a separate component of stockholders' equity, net of income taxes. The other short-term investments are recorded at cost as it is the intent of the Company to hold these securities until maturity. The fair values of long-term debt are estimated based on current market rates and instruments with the same risk and maturities and approximate the carrying value.

     The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 2000.

     Accounts receivable are presented net of an allowance for doubtful accounts of $28.6 million and $18.5 million as of June 30, 2000 and December 31, 1999, respectively.

     Cost of carrier services excludes depreciation and amortization expenses related to the services network, which are included in "Depreciation and network amortization" on the consolidated statements of operations.

NOTE B:  ACQUISITIONS

LDI ACQUISITION

     In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Long Distance International Inc. ("LDI"), including its wholly-owned subsidiary NETnet International S.A. ("NETnet"). NETnet(TM) provides an array of retail telecommunications services concentrating on the needs of

                      WORLD ACCESS, INC. AND SUBSIDIARIES
business customers in Austria, France, Germany, Italy, Norway, Spain, Sweden, Switzerland, and the United Kingdom.

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

     The acquisition of LDI has been accounted for under the purchase method of accounting. Accordingly, the results of LDI's operations have been included in the accompanying consolidated financial statements from February 11, 2000. The following summarizes the allocation of the purchase price based on information currently available to management (in thousands):

Purchase price:
  Preferred stock issued....................................  $217,560
  Debt forgiven.............................................     4,674
  Stock options issued......................................    21,731
  Fees and expenses.........................................     2,000
                                                              --------
          Total purchase price..............................   245,965
Allocation to fair value of net assets:
  Cash......................................................   (42,476)
  Other current assets......................................   (15,447)
  Property and equipment....................................   (17,113)
  Intangible assets.........................................   (25,910)
  Other assets..............................................      (871)
  Current liabilities.......................................    80,433
  Other liabilities.........................................       723
                                                              --------
          Goodwill..........................................  $225,304
                                                              ========

     Intangible assets include the estimated fair values of the NETnet trademark, NETnet's customer base and certain European interconnection agreements and operating licenses. These assets are being amortized over a seven year period. The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 20 year period.

PRO FORMA RESULTS OF OPERATIONS

     During 1999, the Company acquired several businesses including (i) substantially all the assets of Comm/Net Holding Corporation and its wholly owned subsidiaries (collectively referred to herein as "Comm/Net") and (ii) FaciliCom International, Inc. ("FaciliCom").

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     On a pro forma, unaudited basis, as if the acquisitions of Comm/Net, FaciliCom and LDI had occurred as of January 1, 1999, total revenue, operating loss from continuing operations, loss from continuing operations and loss from continuing operations per diluted common share for the six months ended June 30, 2000 and 1999 would have been approximately $570.3 million and $441.2 million; $26.0 million and $70.3 million; $43.7 million and $83.1 million; and $0.76 and $2.29, respectively. These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the acquisitions been in effect on the date indicated.

NOTE C:  DISCONTINUED OPERATIONS

     In December 1999, in connection with the acquisition of FaciliCom, the Company adopted a plan to divest all of its remaining equipment businesses in order to focus on its international long distance business. As a result of this plan, all of the Company's equipment businesses have been accounted for as discontinued operations and, accordingly, the results of their operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. Discontinued operations consisted primarily of the following businesses at December 31, 1999:

     - Telco Systems Division, a provider of next generation transport and access solutions for service providers throughout the world. Its products include intelligent integrated access devices, multiplexers and digital microwave radios.

     - NACT Switching Division, a provider of advanced switching platforms with integrated proprietary applications software as well as billing and telemanagement systems.

     - Wireless Local Loop ("WLL") Division, a research and development group designing a next generation, fixed wireless local loop system.

     - Cellular Infrastructure Supply ("CIS") Division, a value-added supplier of new and refurbished cellular base stations and related equipment.

     In April 2000, the Company sold its Telco Systems and WLL divisions in two separate transactions that generated aggregate gross cash proceeds of approximately $281.6 million. In connection with the sale of Telco Systems, the Company also received 9,600,000 restricted shares of BATM Advanced Communications Limited ("BATM") stock, as adjusted for a ten for one stock split in July 2000. The shares of BATM stock, which had an initial value of approximately $76.9 million, trade on the London Stock Exchange. Under the terms of the sales agreement, the Company may not sell, transfer or otherwise monetize these shares for a period of one year without the consent of BATM. As a result of the sale of Telco Systems and WLL, the Company recorded a net gain of $35.8 million in the second quarter of 2000.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The assets and liabilities of the discontinued operations are reflected as "Net assets held for sale" in the consolidated balance sheets and consisted of the following (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Accounts receivable.........................................  $ 15,135      $ 58,080
Inventories.................................................     6,073        26,716
Other current assets........................................     5,065        40,369
                                                              --------      --------
          Total current assets..............................    26,273       125,165
Property and equipment......................................     3,787        13,198
Goodwill and other intangibles..............................    30,258       167,295
Other assets................................................     6,525        17,891
                                                              --------      --------
          Total assets......................................    66,843       323,549
Accounts payable............................................     2,692        22,771
Other current liabilities...................................    16,937        40,840
Other liabilities...........................................     5,749        15,550
                                                              --------      --------
          Net assets held for sale..........................  $ 41,465      $244,388
                                                              ========      ========

NOTE D:  RESTRUCTURING

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

     FaciliCom is a multi-national long distance service carrier focused on providing international telecommunications services to other carriers worldwide. FaciliCom provides these services over its carrier-grade international network, which consists of 17 gateway switches as well as a satellite earth station. Given the duplication of network assets between FaciliCom and the Company, including switching and transmission equipment, the Company made the decision in late 1999 to shut down and dispose of its six gateway switches located in Chicago, Los Angeles, Newark, Dallas, San Francisco and London. All of the U.S. switches were effectively taken out of service as of December 31, 1999. The U.K. switch is being utilized on a limited basis and is scheduled to be taken out of service by September 30, 2000, three months later than the Company's initial estimate. The ongoing costs of operating the U.K. switch continue to be charged to current operations. The restructuring charge also provided for the write-off of leasehold improvements at the six switch sites and lease commitments remaining on certain facilities and equipment taken out of service.

     Since installation of the six switches, the Company has experienced certain performance issues involving the equipment. In April 2000, the Company settled with the vendor its disputes over performance. In connection therewith, the Company settled its approximately $19.0 million debt under the related capital leases by agreeing to pay the lessor $15.0 million in a combination of cash and shares of common stock. The net result of this settlement was a one-time pre-tax gain of approximately $4.0 million, which has been recorded as a restructuring credit.

     Approximately 25 personnel whose job functions included accounting and administrative support as well as network operations were terminated as part of the overall restructuring. The termination benefits associated with these personnel were included in the restructuring charge.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The following table summarizes the amounts included in each component of the restructuring charge (in thousands):

                                                     RESTRUCTURING     1999       2000     RESERVE BALANCE
                                                        CHARGE       ACTIVITY   ACTIVITY     AT 6/30/00
                                                     -------------   --------   --------   ---------------
Write-down of leasehold improvements...............     $ 1,506      $ 1,506     $   --        $   --
Write-down of network equipment....................      25,372       25,372         --            --
Write-down of redundant software and general
  equipment........................................       1,256        1,256         --            --
Accrual for lease and circuit cost commitments.....       8,078        1,216      1,973         4,889
Accrual for termination benefits...................       1,588          270        576           742
                                                        -------      -------     ------        ------
                                                        $37,800      $29,620     $2,549        $5,631
                                                        =======      =======     ======        ======

     The restructuring accrual is recorded in "Other accrued liabilities" on the Company's consolidated balance sheets. The restructuring program is expected to be completed in 2000.

NOTE E:  DEBT

SUMMARY

     Debt consisted of the following (in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
13.25% Senior Notes due 2008................................  $285,990     $285,078
4.5% Convertible Subordinated Notes due 2002................   115,000      115,000
Bank line of credit.........................................        --       25,000
IRU and other capital lease obligations.....................    32,548       45,380
Nortel line of credit.......................................    30,365       21,717
Term loan...................................................    11,076           --
                                                              --------     --------
          Total debt........................................   474,979      492,175
Amount due within one year..................................    57,033       83,837
                                                              --------     --------
          Long-term debt....................................  $417,946     $408,338
                                                              ========     ========

     In connection with the LDI acquisition, the Company assumed a $10.0 million loan with a stockholder of LDI pursuant to a term loan agreement. The loan bears interest at 12.25% per annum and was originally scheduled to mature on July 20, 2000. In July 2000, the loan was amended to adjust the principal by the amount of the accrued interest and extend the maturity date to July 20, 2002. At anytime after July 20, 2001, the holder of the term loan has the right to demand that the Company immediately repay the loan. The holder of the term loan also has an option to exchange the debt, including accrued interest, at anytime prior to its maturity date for shares of the Company's common stock valued at $11.50 per share.

     In April 2000, the Company issued an aggregate of 936,081 shares of Company common stock as payment in full for certain capital lease obligations assumed in connection with the acquisitions of LDI and Resurgens Communications Group (December 1998). These capital lease obligations amounted to approximately $22.7 million, including accrued interest.

SUMMARIZED FINANCIAL INFORMATION OF WA TELCOM PRODUCTS CO., INC.

     On October 28, 1998, World Access, Inc. reorganized its operations into a holding company structure and changed its name to WA Telcom Products Co., Inc. ("WA Telcom"). As a result of the reorganization, WA Telcom became a wholly-owned subsidiary of WAXS INC., which changed its name to World Access, Inc. and is the company filing this Report. Pursuant to the reorganization, the Company exchanged each

                      WORLD ACCESS, INC. AND SUBSIDIARIES
outstanding share of common stock of WA Telcom for one share of common stock of the Company, converted each option and warrant to purchase shares of common stock of WA Telcom into options and warrants to purchase a like number of shares of common stock of the Company, and fully and unconditionally guaranteed the payment of the $115.0 million aggregate principal amount 4.5% Convertible Subordinated Notes dated October 1, 1997 (due 2002) previously issued by WA Telcom.

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
Limited -- December 1998; Comm/Net -- May 1999; FaciliCom -- December 1999 and LDI -- February 2000 (in thousands):

                           BALANCE SHEET INFORMATION

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
Current assets..............................................  $248,879     $108,264
Non-current assets..........................................   235,581      448,311
Total assets................................................   484,460      556,575
Current liabilities.........................................   113,928      112,020
Non-current liabilities.....................................    13,262      131,009
Stockholders' equity........................................   357,270      313,546
Total liabilities and stockholders' equity..................   484,460      556,575

                        OPERATING STATEMENT INFORMATION

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                ---------------------
                                                                  2000         1999
                                                                ---------    --------
Total revenue from continuing operations....................    $ 137,840    $198,014
Gross profit from continuing operations.....................       11,957      15,210
Net loss from continuing operations.........................      (23,816)      9,860
Net income (loss) from discontinued operations..............     (177,185)    (12,395)
Net income (loss)...........................................     (201,001)     (2,535)

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE F:  STOCKHOLDERS' EQUITY

     Shares of common and preferred stock outstanding consisted of the following:

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
Common Stock (150,000,000 shares authorized)................  61,706,777    52,333,832
                                                              ==========    ==========
Preferred Stock (10,000,000 shares authorized)
  Series A..................................................      70,000        50,000
  Series B..................................................          --        23,174
  Series C..................................................     350,260       350,260
  Series D..................................................     184,000            --
                                                              ----------    ----------
                                                                 604,260       423,434
                                                              ==========    ==========

     In February 2000, the Company sold 3,822,552 shares of restricted common stock for approximately $83.1 million, or $21.75 per share, in two private transactions with institutional and sophisticated investors.

     In February 2000, the Company issued 185,000 shares of Series D Preferred Stock in connection with its acquisition of LDI (see "Note B").

     In March 2000, all of the Series B Preferred Stock outstanding was converted into 1,448,373 shares of common stock.

     In June 2000, the Company issued 20,000 shares of Series A Preferred Stock for an aggregate amount of $20.0 million. These shares were issued to The 1818 Fund III, L.P., in connection with it's exercise of an option agreement.

     As of June 30, 2000, a total of approximately 33.5 million shares of common stock are reserved for issuance upon conversion of the Series A, C and D Preferred Stock.

NOTE G:  INCOME TAXES

     The Company's provision for income taxes attributable to continuing operations for the six months ended June 30, 2000 was a benefit of $2.1 million, or approximately 6.7% of loss from continuing operations before income taxes. The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates due to non-deductible expenses, consisting primarily of amortization of intangibles.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

NOTE I:  REPORTABLE SEGMENT DATA

     In December 1999, the Company adopted a plan to divest all its telecommunications equipment businesses. As a result, the Company's service segment, "Continuing Operations" is the only reportable business segment.

     Revenue is attributed to countries based on the location of customers. Revenue by geographic region was as follows (in thousands):

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
United States........................................  $182,173   $112,916   $338,833   $198,014
Europe...............................................   123,886         --    222,767         --
                                                       --------   --------   --------   --------
  Consolidated total.................................  $306,059   $112,916   $561,600   $198,014
                                                       ========   ========   ========   ========

     Long-lived assets by geographic region were as follows (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
United States...............................................  $ 84,603      $ 88,695
Europe......................................................    67,006        47,338
                                                              --------      --------
  Consolidated total........................................  $151,609      $136,033
                                                              ========      ========

NOTE J:  PENDING MERGERS AND ACQUISITIONS

STAR MERGER

     In February 2000, the Company executed a definitive agreement with Star Telecommunications, Inc. ("Star"), a publicly held multinational telecommunications service provider, pursuant to which Star will be merged with and into the Company. In June 2000, the parties amended the merger agreement to modify certain closing conditions and reduce the exchange ratio. Under the terms of the amended agreement, each share of Star common stock will be exchanged for
 .386595 shares of the Company's common stock (approximately 23 million shares). The Company has the option of paying up to 40% of the merger consideration in cash. The Company expects the transaction to close by October 2000.

     The Star merger is subject to, among other things, certain regulatory approvals, the approval of the stockholders of the Company and Star, and the divestiture by Star of its PT-1 subsidiary for minimum net cash proceeds in excess of $120.0 million. The merger is intended to qualify as a tax-free reorganization, and will be accounted for as a purchase transaction. The Company has agreed to provide bridge financing to Star in an amount up to $35.0 million, none of which has been funded as of the date of this Report. Star will be entitled to elect one director to the Company's board of directors.

     Upon consummation of the Star merger, WorldCom, Inc. ("WorldCom") has agreed to convert approximately $90.0 million of trade debt owed by Star into shares of the Company's common stock valued at $11.50 per share. After considering this debt conversion and assuming that Star receives $120.0 million in net cash proceeds from the sale of PT-1, the Company is expected to assume approximately $75.0 million of net debt in connection with the Star merger.

WORLDXCHANGE MERGER

     In February 2000, the Company executed a definitive merger agreement with Communication TeleSystems International, d/b/a WorldxChange Communications ("WorldxChange"), a privately held multinational telecommunications service provider. WorldxChange generated pro-forma revenue in 1999 of approximately $600.0 million, through its primary operations in North America, Germany, the United

                      WORLD ACCESS, INC. AND SUBSIDIARIES

Kingdom, France, the Netherlands, Belgium, Australia and New Zealand. Under the terms of the agreement, each share of WorldxChange common stock will be exchanged for .6583 shares of the Company's common stock (approximately 30 million shares). The Company expects the transaction to close by October 2000.

     The WorldxChange merger is subject to, among other things, certain regulatory approvals and the approval of the stockholders of the Company and WorldxChange. The merger is intended to qualify as a tax-free reorganization, and will be accounted for as a purchase transaction. WorldxChange will be entitled to elect one director to the Company's board of directors.

     Upon consummation of the WorldxChange merger, WorldCom has agreed to convert approximately $25.0 million of trade debt owed by WorldxChange into shares of the Company's common stock valued at $11.50 per share. After considering this debt conversion, the Company is expected to assume approximately $225.0 million of net debt in connection with the WorldxChange merger.

     As an integral component of the WorldxChange merger agreement, the Company agreed to provide WorldxChange up to $45.0 million in secured bridge financing, $38.2 million of which had been advanced as of June 30, 2000. These funds are being used to finance operating losses expected to be incurred by WorldxChange prior to the merger date and to make permanent investments in working capital that are required to support WorldxChange's growth. This loan is included in "Other assets" on the Company's consolidated balance sheet. The Company intends to fully forgive this loan in connection with the consummation of the merger and account for the loan as additional purchase price consideration.

     On August 1, 2000, the Company entered into an Executive Management Services Agreement with WorldxChange pursuant to which the Company will manage the operations and business affairs of WorldxChange as if the parties had already consummated the WorldxChange merger.

TELDAFAX ACQUISITION

     In June 2000, the Company agreed to acquire a majority interest in TelDaFax AG ("TelDaFax") through the completion of several integrated transactions and to tender for the remaining shares of TelDaFax held by public shareholders. TelDaFax is a leading facilities-based provider of bundled fixed line, wireless, Internet and e-commerce services to business and residential customers in Germany. As of June 30, 2000, TelDaFax had cash and marketable securities of approximately $26.0 million, with essentially no debt.

     The Company agreed to buy the approximately 41.6% of TelDaFax's outstanding shares owned by certain institutional shareholders and a member of TelDaFax's management at an exchange ratio of 1.025 shares of Company common stock for each share of TelDaFax. The Company will also contribute certain of its German businesses to TelDaFax for newly issued TelDaFax shares. Simultaneous with the closing of the above transactions, the Company will make a tender offer for all the remaining shares of TelDaFax at the same 1.025 exchange ratio. The Company expects to issue approximately 35 million shares of its common stock assuming it is successful in acquiring all of TelDaFax's outstanding shares.

     The completion of the TelDaFax transactions is subject to, among other things, acquisition by the Company of at least 50.1% of the fully diluted shares outstanding of TelDaFax on a pro forma basis, certain regulatory approvals in Germany and the United States and the approval of the Company's stockholders. The transactions are expected to close by October 2000.

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

     Factors that could cause the Company's actual results to differ from the results discussed in the forward-looking statements include, but are not limited to (i) the ability to successfully integrate new acquisitions; (ii) the ability to acquire and develop an international telecommunications network; (iii) the ability to manage effectively the Company's rapid growth; (iv) changes in customer rates per minute; (v) termination of certain service agreements or inability to enter into additional service agreements; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) changes in the availability of transmission facilities; (viii) loss of the service of key officers; (ix) loss of a customer which provides significant revenue; (x) highly competitive market conditions in the industry; and (xi) concentration of credit risk. Any forward looking statement speaks only as of the date of this Report.

OVERVIEW

     The Company transports international long distance voice, data and Internet traffic for long distance carriers in the United States and Europe, regional Bell operating companies, competitive local exchange carriers, private network operators and other global carriers. These services are provided through a combination of owned and leased switching, fiber and satellite network facilities, international termination relationships and resale agreements with other international long distance providers. Through the acquisition of FaciliCom in December 1999 and NETnet in February 2000, the Company has expanded its service offerings to include the sale of bundled voice, data and Internet services directly to small and medium sized businesses located throughout Western Europe.

     Prior to December 1998, the Company was a manufacturer and seller of telecommunications network equipment. In December 1998, in connection with the acquisition of Resurgens Communication Group ("Resurgens"), and the appointment of a new Chief Executive Officer, the Company reorganized into two separate operating groups. The Telecommunications Group provided international long distance service to other carriers through a combination of its own international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. The Equipment Group provided digital switches, billing and network telemanagement systems, fixed wireless local loop systems, intelligent multiplexers, digital microwave radio systems, cellular base stations and other telecommunications network products. In December 1999, the Company adopted a plan to divest the businesses comprising the Equipment Group.

     In December 1998, the Company acquired Resurgens, a facilities based provider of carrier international long distance services. In connection therewith, a wholly owned subsidiary of WorldCom, a major customer and vendor of Resurgens, became a significant stockholder of the Company. WorldCom currently owns approximately 7.4% of the voting common stock of the Company. In December 1998, John D. Phillips was appointed the Company's new Chief Executive Officer. Mr. Phillips was formerly the President and Chief Executive Officer of Resurgens.

     In 1999, management adopted a strategy designed to build on the Company's U.S.-based carrier service business and position the Company to become a significant provider of bundled voice, data and Internet services to retail business customers located in selected European countries. Management believes that the European telecommunications market has become extremely fragmented in recent years due primarily to deregulation and significant forecasted growth. As a result, management expects that a significant consolidation of carriers operating in Europe will occur in the next few years, not unlike that which occurred in the United States telecommunications market during the late 1980's and 1990's. The strategy is to establish a pan-European telecommunications network and gain significant market share during this period of consolidation by playing a leading role in the consolidation of this market. To execute this strategy, management intends to aggressively pursue the acquisition of businesses, with a particular emphasis on those that provide retail services to small and medium sized businesses operating in Europe.

     To support its retail services strategy, the Company acquired FaciliCom in December 1999. FaciliCom had invested in excess of $200.0 million over the past few years to establish an intercountry network in the U.S. and 13 European countries. Although the vast majority of its revenue was derived from transporting traffic for other carriers, similar to the Company's base business, FaciliCom's network was readily capable of supporting retail traffic and related services. This acquisition effectively doubled the size of the Company's carrier service revenue, provided a significant amount of European originated revenue and lowered the combined company's costs of terminating international traffic in Europe.

     The Company entered 2000 with an annual pro forma revenue base in excess of $1.0 billion, almost all of which relates to transporting traffic for other carriers. In February 2000, the Company acquired NETnet International, a subsidiary of LDI. NETnet, which had revenues of approximately $83.0 million in 1999, provides an array of telecommunications services to small and medium sized business customers in Austria, France, Germany, Italy, Norway, Spain, Sweden, Switzerland and the United Kingdom.

     The acquisition of NETnet gave the Company approximately 20,000 retail customers, an experienced retail sales force and a foundation for the offering of bundled voice, data and Internet services to its targeted market in Europe. It also provided the Company with a strong retail trade name, which management currently expects to use for all of the Company's retail product offerings in Europe. Management hopes to substantially improve the historical gross margins realized by NETnet by terminating selected NETnet traffic over the Company's network and eliminating the costs of redundant network facilities.

     With the addition of NETnet, the Company now has an annual pro forma revenue base in excess of $1.1 billion, approximately eight percent of which is derived from retail services and the remainder from its base carrier business. Of the total revenue, approximately 60% results from traffic originated in the United States and 40% from traffic originated in Europe.

     In February 2000, the Company entered into agreements to merge with Star and WorldxChange. These two companies are expected to increase annual revenue by an additional $1.0 billion, approximately $400.0 million of which is expected to be generated from traffic originated in Europe. After completing these mergers, the Company's revenue mix is expected to be approximately 20% retail and 80% carrier.

     In addition to an improved retail/carrier revenue mix, the Star and WorldxChange mergers are expected to provide the Company with substantial benefits in the areas of network coverage, network capacity and reduced operating costs. In combining the networks and operations of all three companies, management expects that there will be redundant switching equipment, facilities and personnel. Management expects to eliminate these redundant assets and significantly reduce the headcount of the combined company in an effort to realize cost synergies. As a result, the Company expects to record a one-time restructuring charge upon the completion of the Star and WorldxChange mergers. The restructuring charge is expected to include the write-down of switching and transmission equipment taken out of service, the write-off of certain leasehold improvements, a provision for lease commitments remaining on certain facilities and equipment taken out of service, employee termination benefits and other related costs. Although management has not yet finalized the restructuring program, it is expected to be approved in its final form and adopted immediately following the mergers. Management has not yet determined the actual restructuring charge to be recorded but expects that it will be significant.

     The Star and WorldxChange mergers will give the Company substantial operations and network capacity in Germany and the United Kingdom, which represent the two largest segments of the European telecommunications market. Management expects to leverage these operations to further grow the Company's retail business in these two key countries. WorldxChange has also developed Internet-based information management systems that incorporate all key aspects of retail telecommunications services, including billing, fraud protection and customer care. These information systems are expected to serve as the platform for supporting all retail operations conducted by World Access in Europe.

     In June 2000, the Company agreed to acquire all or a majority of TelDaFax, a leading provider of bundled fixed line, wireless, Internet and e-commerce services to business and residential customers in Germany. In 1999, TelDaFax produced revenue of approximately $329.0 million.

     TelDaFax currently operates nine switches and has 170 interconnection points within Germany. It is also in the process of deploying a 2,800-kilometer fiber optic network between selected German cities that will provide the foundation for future growth in its service offerings. The TelDaFax network, together with the existing network assets of the Company and Star, will give the Company one of the most extensive telecommunications networks in Germany. In addition, TelDaFax has a dedicated sales force that consists of approximately 350 direct sales personnel and over 1,000 non-exclusive sales agents.

     Although the STAR, WorldxChange and TelDaFax acquisitions are expected to provide significant benefits to the Company, they also dramatically increase the business and financial risks the Company must overcome to execute its strategy. Star, WorldxChange and TelDaFax all have a history of significant net operating losses, and the Company is expected to assume approximately $300.0 million in debt upon the consummation of the acquisitions. For a detailed discussion of specific risk factors, refer to the Company's Registration Statements on Form S-3 (No. 333-79097) and Form S-4 (No. 333-37750).

     The Company has used its common stock and new series of its preferred stock as the primary forms of consideration paid for the companies acquired in 1999 and the first half of 2000. These forms of consideration will also be the primary forms utilized in the pending acquisitions of Star, WorldxChange and TelDaFax.

     The sale of $70.0 million of Series A Preferred Stock, the sale of $158.1 million of common stock in private placement transactions and approximately $270.0 million of net cash proceeds from the sale of two equipment businesses in April 2000 have significantly enhanced the financial strength of the Company and improved its liquidity. Management believes that existing cash and short-term investments in excess of $500.0 million, available borrowings under a $100.0 million revolving bank line of credit and additional cash expected to be generated from the sale of remaining World Access Equipment Group assets will provide the Company with sufficient financial resources to support the cash requirements of World Access, Star, WorldxChange and TelDaFax for at least the next 12 months.

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

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total revenue from continuing operations:

                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                JUNE 30,             JUNE 30,
                                                           -------------------   ----------------
                                                             2000       1999       2000     1999
                                                           --------   --------   --------   -----
Carrier services.......................................      92.1%     100.0%      92.8%    100.0%
Retail services........................................       7.9         --        7.2        --
                                                            -----      -----      -----     -----
     Total revenue.....................................     100.0      100.0      100.0     100.0
Cost of services.......................................      87.1       90.9       87.3      92.3
Selling, general and administrative....................       9.0        4.3        9.1       4.4
Depreciation and network amortization..................       1.2        1.0        1.7       1.2
Amortization of intangibles............................       4.9        1.1        4.8       1.1
Restructuring credit...................................      (1.3)        --        (.7)       --
                                                            -----      -----      -----     -----
     Total operating expenses..........................     100.9       97.3      102.2      99.0
                                                            -----      -----      -----     -----
     Operating income (loss)...........................       (.9)       2.7       (2.2)      1.0
Interest and other income..............................       2.2         .5        1.6        .4
Interest expense.......................................       4.6        1.7        5.1       2.2
Foreign exchange gain (loss)...........................       (.1)        --         --        --
                                                            -----      -----      -----     -----
     Income (loss) from continuing operations income
       taxes...........................................      (3.4)       1.5       (5.7)      (.8)
Income taxes (benefit).................................        .5         .9        (.4)       .1
                                                            -----      -----      -----     -----
     Income (loss) from continuing operations..........      (3.9)%       .6%      (5.3)%     (.9)%
                                                            =====      =====      =====     =====

SECOND QUARTER 2000 CONTINUING OPERATIONS COMPARED TO SECOND QUARTER 1999 CONTINUING OPERATIONS

     Revenue. Total revenue increased $193.1 million, or 171.1%, to $306.1 million in the second quarter of 2000 from $112.9 million in the second quarter of 1999. The increase was due to both the acquisitions of Comm/Net in May 1999, FaciliCom in December 1999 and NETnet in February 2000 (the "Acquisitions") and organic growth. On a pro forma basis, giving effect to the Acquisitions as if completed on January 1, 1999, second quarter 2000 revenue increased by approximately $71.0 million, or 30.0%, as compared to the second quarter of 1999.

     As a result of the FaciliCom and NETnet acquisitions, the Company began providing telecommunications services to retail European customers in the first quarter of 2000, primarily to small and medium sized businesses. The Company's long-term strategy is focused on growing European retail revenues, primarily through acquisitions. Retail revenue was $24.3 million, or 7.9% of total revenue in the second quarter of 2000.

     During the second quarter of 2000, approximately 40.0% of the Company's total revenue was from traffic originated in Europe. The strengthening of the U.S. dollar versus the Euro and other major European currencies negatively impacted the Company's European revenue by approximately $12.0 million, or 9.0%.

     During the first half of 2000, approximately 39.0% of the Company's total revenue was from traffic originated in Europe. The strengthening of the U.S. dollar versus the Euro and other major European currencies negatively impacted the Company's European revenue by approximately $17.0 million, or 7.0%.

     Pursuant to a Carrier Services Agreement with WorldCom, the Company recorded approximately $63.0 million of revenue and related gross profit of $27.6 million during the second quarter of 2000. This represented approximately 20.6% and 69.7% of the Company's total revenue and gross profit from continuing operations, respectively. The Company expects the percentage of its total revenue and gross profit contributed by WorldCom to decrease during the second half of 2000 in connection with its acquisitions of Star, WorldxChange and TelDaFax.

     Gross Profit. Gross profit increased $29.3 million, or 285.6%, to $39.6 million in the second quarter of 2000 from $10.3 million in the second quarter of 1999. Gross profit margin increased to 12.9% in the second quarter of 2000 as compared to 9.1% in the second quarter of 1999.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $22.7 million, or 461.9%, to $27.6 million in the second quarter of 2000 from $4.9 million in the second quarter of 1999, primarily due to the Acquisitions. As a percentage of total revenue, these expenses increased to 9.0% in the second quarter of 2000 as compared to 4.3% in the second quarter of 1999. The percentage increase relates primarily to the costs of operating FaciliCom's businesses in 13 European countries and the inclusion of retail services, which typically have general and administrative expenses greater than 20.0% of retail revenue.

     Depreciation and Network Amortization. Depreciation and network amortization increased $2.6 million, or 221.0%, to $3.8 million in the second quarter of 2000 from $1.2 million in the second quarter of 1999, primarily due to the depreciation and amortization of FaciliCom's European network.

     Amortization of Intangibles. Amortization of intangibles increased $13.8 million to $15.0 million in the second quarter of 2000 from $1.2 million in the second quarter of 1999. The increase relates to goodwill and other intangibles recorded in connection with the Acquisitions.

     The Company amortizes goodwill to expense on a straight-line basis over a 20-year period and other intangibles over a seven year period. Management reviews the net carrying value of intangibles on a regular basis, and, if deemed necessary, charges are recorded against current operations for any impairment in the value of these assets. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows. There was no impairment incurred in the second quarter of 2000.

     Operating Income (Loss). Operating loss was $2.7 million in the second quarter of 2000 as compared to $3.0 million of income in the second quarter of 1999. This variance was a direct result of increased amortization expense related to Acquisition intangibles. Operating loss margin was 0.9% of total revenue in the second quarter of 2000 as compared to operating income of 2.7% of total revenue in the second quarter of 1999.

     Earning Before Interest, Taxes, Depreciation and Amortization
("EBITDA"). EBITDA increased $10.7 million, or 198.8%, to $16.0 million in the second quarter of 2000 from $5.4 million in the second quarter of 1999. Excluding a one-time restructuring credit, EBITDA in the second quarter of 2000 was $12.0 million, or 3.9% of total revenue.

     EBITDA from continuing operations is earnings (loss) before net interest expense (income), income taxes, foreign exchange gains or losses, depreciation and amortization and is presented because the Company believes that such information is commonly used in the telecommunications industry as one measure of a company's operating performance and historical ability to service debt. EBITDA from continuing operations is not determined in accordance with generally accepted accounting principles, is not indicative of cash provided by operating activities, should not be used as a measure of operating income and cash flows from operations as determined under generally accepted accounting principles and should not be considered in isolation or as an alternative to, or to be more meaningful than, measures of performance determined in accordance with generally accepted accounting principles. EBITDA, as calculated by the Company, may not be comparable to similarly titled measures reported by other companies and could be misleading unless all companies and analysts calculated EBITDA in the same manner.

     Interest and Other Income. Interest and other income increased $5.9 million to $6.6 million in the second quarter of 2000 from $689,000 in the second quarter of 1999 due to an increase in invested cash balances of the Company and higher market rates of return.

     Interest Expense. Interest expense increased $12.1 million to $14.0 million in the second quarter of 2000 from $2.0 million in the second quarter of 1999. The increase was primarily due to interest expense associated with the $300.0 million of 13.25% Senior Notes issued in December 1999 in exchange for FaciliCom's Senior Notes and other debt assumed by the Company in connection with the Acquisitions.

     Foreign Exchange Gain (Loss). The Company reported a $321,000 foreign exchange loss in the second quarter of 2000. All of this loss was unrealized and related to the conversion of special drawing rights, or SDRs, into monetary units other than U.S. dollars (see "Quantitative and Qualitative Disclosures about Market Risks").

FIRST HALF OF 2000 CONTINUING OPERATIONS COMPARED TO FIRST HALF OF 1999 CONTINUING OPERATIONS.

     Revenue. Total revenue increased $363.6 million, or 183.6%, to $561.6 million in the first half of 2000 from $198.0 million in the first half of 1999. The increase was due to both the Acquisitions and organic growth. On a pro forma basis, giving effect to the Acquisitions as if completed on January 1, 1999, first half 2000 revenue increased by approximately $129.1 million, or 29.3%, as compared to the first half of 1999.

     As a result of the FaciliCom and NETnet acquisitions, the Company began providing telecommunications services to retail European customers in the first quarter of 2000, primarily to small and medium sized businesses. The Company's long-term strategy is focused on growing European retail revenues, primarily through acquisitions. Retail revenue was $40.6 million, or 7.2% of total revenue in the first half of 2000.

     During the first half of 2000, approximately 40.0% of the Company's total revenue was from traffic originated in Europe. The strengthening of the U.S. dollar versus the Euro and other major European currencies negatively impacted the Company's European revenue by approximately $17.0 million, or 7.0%.

     Pursuant to a Carrier Services Agreement with WorldCom, the Company recorded approximately $116.0 million of revenue and related gross profit of $45.6 million during the first half of 2000. This represented approximately 20.7% and 64.0% of the Company's total revenue and gross profit from continuing operations, respectively. The Company expects the percentage of its total revenue and gross profit contributed by WorldCom to decrease during the second half of 2000 in connection with its acquisitions of Star, WorldxChange and TelDaFax.

     Gross Profit. Gross profit increased $56.1 million, or 368.6%, to $71.3 million in the first half of 2000 from $15.2 million in the first half of 1999. Gross profit margin increased to 12.7% in the first half of 2000 as compared to 7.7% in the first half of 1999.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $42.7 million, or 491.9%, to $51.3 million in the first half of 2000 from $8.7 million in the first half of 1999, primarily due to the Acquisitions. As a percentage of total revenue, these expenses increased to 9.1% in the first half of 2000 as compared to 4.4% in the first half of 1999. The percentage increase relates primarily to the costs of operating FaciliCom's businesses in 13 European countries and the inclusion of retail services, which typically have general and administrative expenses greater than 20.0% of retail revenue.

     Depreciation and Network Amortization. Depreciation and network amortization increased $6.9 million, or 283.0%, to $9.3 million in the first half of 2000 from $2.4 million in the first half of 1999, primarily due to the depreciation and amortization of FaciliCom's European network.

     Amortization of Intangibles. Amortization of intangibles increased $25.0 million to $27.2 million in the first half of 2000 from $2.2 million in the first half of 1999. The increase relates to goodwill and other intangibles recorded in connection with the Acquisitions.

     Operating Income (Loss). Operating loss was $12.6 million in the first half of 2000 as compared to $1.9 million of income in the first half of 1999. This variance was a direct result of increased amortization related to Acquisition intangibles. Operating loss margin was 2.2% of total revenue in the first half of 2000 as compared to operating income of 1.0% of total revenue in the first half of 1999.

     Earning Before Interest, Taxes, Depreciation and Amortization
("EBITDA"). EBITDA increased $17.4 million, or 266.1%, to $23.9 million in the first half of 2000 from $6.5 million in the first half of 1999. Excluding a one-time restructuring credit, EBITDA in the first half of 2000 was $19.9 million, or 3.5% of total revenue.

     Interest and Other Income. Interest and other income increased $8.4 million to $9.3 million in the first half of 2000 from $872,000 in the first half of 1999 due to an increase in invested cash balances of the Company and higher market rates of return.

     Interest Expense. Interest expense increased $24.3 million to $28.6 million in the first half of 2000 from $4.3 million in the first half of 1999. The increase was primarily due to interest expense associated with the $300.0 million of 13.25% Senior Notes issued in December 1999 in exchange for FaciliCom's Senior Notes and other debt assumed by the Company in connection with the Acquisitions.

     Foreign Exchange Gain (Loss). The Company reported a $211,000 foreign exchange gain in the first half of 2000. All of this gain was unrealized and related to the conversion of special drawing rights, or SDRs, into monetary units other than U.S. dollars (see "Quantitative and Qualitative Disclosures about Market Risks").

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

     FaciliCom is a multi-national long distance service carrier focused on providing international telecommunications services to other carriers worldwide. FaciliCom provides these services over its carrier-grade international network, which consists of 17 gateway switches as well as a satellite earth station. Given the duplication of network assets between FaciliCom and the Company, including switching and transmission equipment, the Company made the decision in late 1999 to shut down and dispose of its six gateway switches located in Chicago, Los Angeles, Newark, Dallas, San Francisco and London. All of the U.S. switches were effectively taken out of service as of December 31, 1999. The U.K. switch is being utilized on a limited basis and is scheduled to be taken out of service by September 30, 2000, three months later than the Company's initial estimate. The ongoing costs of operating the U.K. switch continue to be charged to current operations. The restructuring charge also provided for the write-off of leasehold improvements at the six switch sites and lease commitments remaining on certain facilities and equipment taken out of service.

     The fourth quarter 1999 restructuring charge was recorded net of the $1.6 million fair value of these six switches, the amount the Company estimated it would receive from the sale of these assets in the secondary equipment market. As of the date of this Report, the Company has sold two of the switches for approximately $600,000. The remaining assets continue to be offered for sale.

     Since installation of the six switches, the Company has experienced certain performance issues involving the equipment. In April 2000, the Company settled with the vendor its disputes over performance. In connection therewith, the Company settled its approximately $19.0 million debt under the related capital leases by agreeing to pay the lessor $15.0 million in a combination of cash and shares of common stock. The net result of this settlement was a one-time pre-tax gain of approximately $4.0 million, which has been recorded as a restructuring credit.

     Approximately 25 personnel whose job functions included accounting and administrative support as well as network operations were terminated as part of the overall restructuring. The termination benefits associated with these personnel were included in the restructuring charge.

     The following table summarizes the amounts included in each component of the restructuring charge (in thousands):

                                                     RESTRUCTURING     1999       2000     RESERVE BALANCE
                                                        CHARGE       ACTIVITY   ACTIVITY     AT 6/30/00
                                                     -------------   --------   --------   ---------------
Write-down of leasehold improvements...............     $ 1,506      $ 1,506     $   --        $   --
Write-down of network equipment....................      25,372       25,372         --            --
Write-down of redundant software and general
  equipment........................................       1,256        1,256         --            --
Accrual for lease and circuit cost commitments.....       8,078        1,216      1,973         4,889
Accrual for termination benefits...................       1,588          270        576           742
                                                        -------      -------     ------        ------
                                                        $37,800      $29,620     $2,549        $5,631
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

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Sales.......................................................  $ 24,646    $137,004
Cost of sales...............................................    17,492      87,302
Research and development....................................     5,599       8,772
Selling, general and administrative.........................     9,477      17,572
Goodwill amortization.......................................     1,635       4,474
Other (income) expense, net.................................      (713)      6,307
                                                              --------    --------
  Income (loss) before income taxes.........................    (8,844)     12,577
Income taxes (benefit)......................................    (2,695)      4,429
                                                              --------    --------
  Net income (loss) from operations.........................    (6,149)      8,148
Net gain (loss) on sale.....................................    35,773     (12,342)
                                                              --------    --------
  Net income (loss).........................................  $ 29,624    $  4,194
                                                              ========    ========

     First half 1999 results include sales and income before income taxes of $7.8 million and $2.6 million, respectively, for the Galaxy Engineering Services Division, which was sold by the Company in December 1999. Discontinued operations consisted of the following businesses as of December 31, 1999:

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

     The assets and liabilities of the discontinued operations are reflected as "Net assets held for sale" in the consolidated balance sheets and consisted of the following (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Accounts receivable.........................................  $ 15,135      $ 58,080
Inventories.................................................     6,073        26,716
Other current assets........................................     5,065        40,369
                                                              --------      --------
          Total current assets..............................    26,273       125,165
Property and equipment......................................     3,787        13,198
Goodwill and other intangibles..............................    30,258       167,295
Other assets................................................     6,525        17,891
                                                              --------      --------
          Total assets......................................    66,843       323,549
Accounts payable............................................     2,692        22,771
Other current liabilities...................................    16,937        40,840
Other liabilities...........................................     5,749        15,550
                                                              --------      --------
          Net assets held for sale..........................  $ 41,465      $244,388
                                                              ========      ========

     In April 2000, the Company sold its Telco Systems Division to BATM for $268.6 million in cash and 9,600,000 restricted shares of BATM stock, as adjusted for a ten for one stock split in July 2000. In April 2000, the Company also sold its WLL Division to Nera ASA, a Norwegian-based technology company, for $13.0 million of cash. Selling expenses for these two transactions were approximately $11.0 million and consisted of investment banking fees, legal fees, other professional fees and incentive bonuses earned by Telco Systems and WLL management. As of June 30, 2000, approximately $8.0 million of these expenses have been paid.

     In connection with the sales of these two businesses and certain other Equipment Group transactions, the Company recorded a pre-tax gain in the second quarter of $124.5 million. After income taxes and a charge to write-down remaining Equipment Group assets to estimated net realizable value, the net gain recorded was $35.8 million. The income tax provision related to this gain was 71.3%, significantly higher than statutory tax rates primarily due to the non-deductibility of Telco Systems goodwill written-off in connection with the sale. The actual taxes to be paid in cash by the Company as a result of these two transactions is expected to be significantly less than the book provision due to the tax basis of these assets and net operating loss carryforwards available to the Company.

     The shares of BATM stock held by the Company, which had an estimated value of $76.9 million at the time of the Telco Systems sale, trade on the London Stock Exchange. Under the terms of the sales agreement, the Company may not sell, transfer or otherwise monetize these shares until April 5, 2001 without the consent of BATM. The BATM shares are included in "Short-term investments" on the Company's consolidated balance sheet and have been recorded by the Company at fair market value, based on trading in the public market, less a ten percent discount to reflect the trading restrictions. During the second quarter, the Company recognized a $1.5 million unrealized loss on the value of these securities. This loss, net of income taxes, is included in a separate component of stockholders' equity.

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

     The Company's only remaining discontinued operation is its NACT Switching Division. The Company has not yet been offered a sales price for this business that management feels appropriately measures its inherent value. In the first half of 2000, NACT had sales and EBITDA of $13.4 million and $1.6 million, respectively. Management expects NACT to continue to generate positive operating results and introduce significant new products and technology during the second half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Overview. Cash management is a key element of the Company's operating philosophy and strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased network capacity, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. As of June 30, 2000, the Company had $520.6 million of cash and short-term investments and $92.5 million in borrowings available under its bank credit line to support its current working capital requirements and strategic growth initiatives.

     Operating Activities. Cash used by operating activities was $83.1 million for the first half of 2000 as compared to cash provided from operations of $4.3 million for the first half of 1999.

     Accounts receivable increased $99.9 million to $264.7 million at June 30, 2000 from $164.8 million at December 31, 1999. The increase in accounts receivable was primarily due to the LDI acquisition completed in February 2000 and the $50.5 million increase in the Company's total revenue for the second quarter of 2000 as compared to the first quarter of 2000. In addition, WorldCom, the Company's largest customer, began paying for its carrier services under standard credit terms during the first quarter of 2000. WorldCom had traditionally prepaid for services provided by the Company under a Carrier Service Agreement entered into in mid-1998.

     Average days sales outstanding at June 30, 2000 were approximately 79 days as compared to 59 days at December 31, 1999. The increase related primarily to the change in WorldCom payment terms and a net $22.3 million increase in accounts payable during the first half of 2000. In its carrier service business, the Company will frequently buy selected termination capacity, routes and services from certain carriers and sell these same carriers different termination capacity, routes and services. When the timing impact of these offsetting receivables and payables is excluded, management believes its normalized average days sales outstanding currently approximates 60 days.

     Investing Activities. Cash from investing activities was $176.6 million in the first half of 2000 as compared to cash used by investing activities of $4.1 million in the first half of 1999.

     The net cash impact of business acquisitions and related transactions completed in the first half of 2000 was the generation of $27.6 million of cash, consisting of the following (in thousands):

Cash balance of acquired companies..........................  $44,151
Cash portion of purchase price..............................   (3,500)
Fees and expenses paid......................................  (13,017)
                                                              -------
                                                              $27,634
                                                              =======

     In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of LDI, including its wholly-owned subsidiary NETnet. In connection with the LDI acquisition, the Company issued 185,000 shares of Series D Preferred Stock to LDI's stockholders and the holders of LDI's senior notes. The Series D Preferred Stock, which has a $185.0 million liquidation preference, was valued at $217.6 million based on its estimated market value during the period including the three trading days prior and the three trading days subsequent to the date economic terms of the LDI acquisition were announced.

     LDI had historically maintained significant cash balances in escrow pursuant to the Indenture governing its $225.0 million senior notes. As an integral component of the LDI acquisition, the senior note holders waived their rights to the remaining $36.7 million of restricted cash. This cash was received by the Company free of restriction at the acquisition date.

     The $13.0 million of fees and expenses paid in the first half of 2000 related primarily to the FaciliCom acquisition completed in December 1999 and the LDI acquisition.

     In the first half of 2000, the Company invested its excess cash reserves in short-term investments consisting of U.S. government securities, certificates of deposit, high-grade commercial paper and bank acceptances. As of June 30, 2000, the Company had short-term investments of $84.8 million.

     During the first half of 2000, the Company invested $13.0 million in property and equipment. Of this amount, $12.0 million related to continuing operations and was primarily spent on upgrading the Company's European telecommunication network.

     In February 2000, the Company executed a definitive agreement with Star, pursuant to which Star will be merged with and into the Company. Under the terms of the agreement, each share of Star common stock will be converted into .386595 shares of the Company's common stock. The Company has the option of paying up to 40% of the merger consideration in cash. In addition, the Company will assume approximately $75.0 million in Star debt. The Company expects the transaction to close by October 2000.

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

     In February 2000, the Company executed a definitive merger agreement with WorldxChange. Under the terms of the agreement, each share of WorldxChange common stock will be exchanged for .6583 shares of the Company's common stock. In addition, the Company will assume approximately $225.0 million in WorldxChange debt. The Company expects the transaction to close by October 2000.

     The WorldxChange merger is subject to, among other things, certain regulatory approvals and the approval of the stockholders of the Company and WorldxChange. The merger is intended to qualify as a tax-free reorganization, and will be accounted for as a purchase transaction. The Company has agreed to provide bridge financing to WorldxChange in an amount up to $45.0 million, $38.2 million of which was funded in the first half of 2000. The loans to WorldxChange are included in "Other Assets" in the consolidated balance sheets.

     Financing Activities. Cash provided from financing activities was $88.3 million and $43.6 million for the first half of 2000 and 1999, respectively.

     In February 2000, the Company sold an aggregate of 3,822,552 shares of restricted common stock for approximately $83.1 million, or $21.75 per share, in two private transactions with a group of institutional and sophisticated investors. The share price was based on the average closing price of the Company's common stock during the five days prior to the offering dates.

     In June 2000, the Company issued 20,000 shares of Series A Preferred Stock for an aggregate amount of $20.0 million. These shares were issued to The 1818 Fund III, L.P., in connection with its exercise of an option agreement.

     In December 1998, the Company entered into a $75.0 million revolving line of credit facility (the "Facility"), with a banking syndicate group led by Bank of America. The Facility consists of a 364-day revolving line of credit which may be extended under certain conditions and provides the Company the option to convert existing borrowings to a three year term loan. In December 1999, the Company amended the Facility to increase the line of credit to $100.0 million and extend the credit for another 364-day term. Borrowings under the line are secured by a first lien on substantially all the assets of the Company.

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

     As of December 31, 1999, borrowings of $25.0 million were outstanding under the Facility, which represented the amount drawn on the Facility in December 1999 to repay $25.0 million owed by FaciliCom at the time of its acquisition under its revolving line of credit. In January 2000, the Company repaid the $25.0 million outstanding under the Facility. As of June 30, 2000, there were no borrowings and $7.5 million of letters of credit outstanding under the Facility.

     During the first half of 2000, the Company received approximately $11.0 million in cash from the exercises of stock options and warrants by the Company's employees and directors.

     Commitments and Contingencies. Pursuant to the terms of the Indenture governing the Company's $300.0 million of 13.25% Senior Notes due 2008, the Company has an obligation to utilize the net cash proceeds (as defined in the Indenture) from the sale of certain of the Company's equipment businesses (see "Discontinued Operations") to make a one-time tender offer for all or a portion of the 13.25% Senior Notes outstanding. Based on transactions completed as of the date of this Report, the Company is currently obligated to tender for approximately $160.0 million of the 13.25% Senior Notes by January 2, 2001. Upon the sale of NACT and the monetization of the BATM shares held by the Company, the obligatory tender amount will increase accordingly.

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

     In the normal course of business, the Company enters into certain sales-type lease arrangements with equipment customers. These leases are generally sold to third-party financing institutions. A portion of these arrangements contains certain recourse provisions under which the Company remains liable. The Company's maximum exposure under the recourse provisions, net of related reserves, was approximately $6.5 million at June 30, 2000. A portion of this contingent obligation is collateralized by security interests in the related equipment. The fair value of the recourse obligation at June 30, 2000 was not determinable as no market exists for these obligations.

     Income Taxes. The Company's provision for income taxes attributable to continuing operations for the first half of 2000 was a benefit of $2.1 million, or approximately 6.7% of loss from continuing operations before income taxes. The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates due to non-deductible expenses, consisting primarily of amortization of intangibles.

     As a result of the exercises of non-qualified stock options and warrants by the Company's employees and directors, the Company realized federal income tax benefits during the first half of 2000 of approximately $2.0 million. Although these tax benefits do not have any effect on the Company's provision for income tax expense, they represent a significant cash benefit to the Company. This tax benefit is accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value.

     Summary. The sale of $70.0 million of Series A Preferred Stock in April 1999 and June 2000, the sale of $158.1 million of common stock in private placement transactions in the fourth quarter of 1999 and first quarter of 2000 and approximately $270.0 million of net cash proceeds received from the sales of the Telco Systems and WLL divisions in April 2000 have significantly enhanced the financial strength of the Company and improved its liquidity. The Company believes that existing cash balances, available borrowings under the Company's $100.0 million bank line of credit and additional cash expected to be generated from the sale of Equipment Group assets will provide the Company with sufficient capital resources to support its current working capital requirements and business plans, and those of its acquired companies, for at least the next 12 months.

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

     In December 1999, the Securities and Exchange Commission staff issued SAB No. 101, Revenue Recognition in Financial Statements. The SAB spells out four basic criteria that must be met before companies can record revenue. These are:
(a) persuasive evidence that an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller's price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured. Many of the examples in the SAB address situations that give rise to the potential for recording revenue prematurely. They include transactions subject to uncertainties regarding customer acceptance, including rights to refunds and extended payment terms, and require continuing involvement by the seller.

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

     The majority of the Company's debt, which consists of $300.0 million of 13.25% Senior Notes and $115.0 million of 4.5% Convertible Notes, bears interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put the Company in a position of paying interest that differs from then existing rates. The Company's revolving line of credit agreements with a banking syndicate group and Nortel Networks, Inc. provide for borrowings which bear interest at variable rates based on either the prime rate or the London Interbank Offered Rates. The Company had approximately $30.4 million outstanding pursuant to these revolving line of credit agreements at June 30, 2000. Management believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

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

     Plaintiffs have filed 23 class action shareholder suits against the Company and some of its current and former officers alleging violations of the federal securities laws. These suits arise from alleged misstatements of material information in and alleged omissions of material information from some of the Company's securities filings and other public disclosures, principally related to product development, inventory and sales activities during the fourth quarter of 1998. Plaintiffs have requested damages in an unspecified amount in their complaints. These class action suits were consolidated into a single action for all pretrial proceedings in the United States District Court for the Northern District of Georgia under the caption In re: World Access, Inc. Securities Litigation (File No. 1:99-CV-43-ODE). The plaintiffs filed an amended consolidated complaint for this action on or about May 28, 1999. The Company filed a motion to dismiss the amended consolidated complaint on June 28, 1999. The court denied this motion to dismiss in an order dated March 28, 2000. The Company filed an answer on May 5, 2000. On July 21, 2000, competing plaintiffs filed Motions for Class Certification, Appointment of Lead Plaintiffs and Appointment of Lead Counsel. Although the Company denies that it violated any of the requirements or obligations of the federal securities laws, there can be no assurance that the Company will not sustain material liability as a result of or related to these suits.

     On February 14, 2000 and March 1, 2000 identical class action complaints were filed against Star Telecommunications and certain of its directors and executive officers which, among other things, sought to enjoin that company's merger into the Company. On May 5, 2000, the court granted the defendants' demurrer. On July 14, 2000, the plaintiffs appealed the court's order granting demurrer.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     1. On April 1, 2000, the Company issued 20,044 shares of common stock to Long Aldridge & Norman LLP in payment of $411,215 in legal fees.

     2. On April 11, 2000, the Company issued 200,065 shares of common stock to Ericsson GmbH as payment for accounts payable and expenses totaling approximately $3.8 million owed to Ericsson by NETnet and Televersa NETnet Telekommunicationssysteme GmbH, both of which were acquired by the Company in connection with its acquisition of substantially all of the assets of LDI.

     3. On April 25, 2000, the Company issued 736,016 shares of common stock to Alcatel USA Sourcing, L.P. as payment for the settlement of capital lease obligations owed to Alcatel by the Company for a total amount of approximately $8.4 million.

     4. On May 1, 2000, the Company issued 10,131 shares of common stock to Long Aldridge & Norman LLP in payment of $143,106 in legal fees.

     5. On May 11, 2000, the Company issued 55,555 shares of common stock to NETnet International S.A. upon the conversion of 1,000 shares of the Company's Convertible Preferred Stock, Series D, held by NETnet.

     6. On June 9, 2000, the Company issued 681,818 shares of common stock to PrimeTEC International, Inc. in connection with the Company's acquisition of substantially all of the assets of PrimeTEC valued at $15.0 million. The Company also issued 14,545 shares of common stock to C. Michael Moehle and 7,273 shares of common stock to each of Jeffrey T. Seal, James Meadows, Jr. and Stuart W. King. Each of these individuals is a member of PrimeTEC's management who received shares in exchange for their agreement to provide services to the Company and to be bound by non-competition and non-solicitation covenants.

     7. On June 30, 2000, the Company issued 20,000 shares of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A, to The 1818 Fund III, L.P. upon The 1818 Fund's exercise of an option to purchase such shares for total consideration of $20.0 million. The Series A preferred stock pays dividends on a quarterly basis and is convertible into shares of the Company's common stock at a conversion price equal to $11.50 per share of common stock. If the closing trading price of the Company's common stock on the Nasdaq Stock Market exceeds $30.00 per share for 45 consecutive trading days, the Series A preferred stock will automatically be converted into common stock. The Series A preferred stock ranks, as to dividend and liquidation rights, senior to the World Access common stock.

     No underwriters were involved in the issuances of theses securities. The issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the stock certificates issued in theses transactions. All recipients represented that they had adequate access to information regarding the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

2.1  --   Agreement and Plan of Merger, dated February 11, 2000 among the Company, STI Merger Co., a Delaware corporation and
          wholly-owned subsidiary of the Company, and STAR
          Telecommunications, Inc., a Delaware corporation
          (incorporated by reference to Exhibit 2.1 to the Company's
          Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 22, 2000, as amended on August 4,
          2000). The following is a list of omitted schedules and
          other attachments which the Company agrees to furnish
          supplementally to the Commission upon request:

                   SCHEDULES TO MERGER AGREEMENT:
                      3.1 (a) --   Organization
                      3.1 (b) --   Capital Structure
                      3.1 (c) --   No Conflict
                      3.1 (d) --   Reports and Financial Statements
                      3.1 (g) --   Required World Access Stockholder Vote
                      3.1 (j) --   Litigation; Compliance with Laws
                      3.1 (k) --   Absence of Certain Changes or Events
                      3.1 (o) --   Tax Matters
                      3.1 (p) --   Certain Contracts
                      3.2 (a) --   Organization; Standing and Power; Subsidiaries

                      3.2 (b) --   Capital Structure
                      3.2 (c) --   Authority; No Conflicts
                      3.2 (h) --   Litigation
                      3.2 (i) --   Absence of Certain Changes or Events
                      3.2 (j) --   Employee Benefits Matters
                      3.2 (k) --   Intellectual Property
                      3.2 (n) --   Taxes
                      3.2 (o) --   Certain Contracts
                      4.2 (f) --   Sales
                      4.2 (h) --   Compensation
                      4.2 (l) --   Litigation

2.2     --   Agreement and Plan of Merger, dated February 11, 2000 among the Company, CTI Merger Co., a Delaware corporation and
             wholly-owned subsidiary of the Company, and Communication
             TeleSystems International d/b/a WORLDxCHANGE Communications,
             a California corporation (incorporated by reference to
             Exhibit 2.2 to the Company's Form 10-Q for the quarter ended
             March 31, 2000, filed with the Commission on May 22, 2000, as amended on August 4, 2000). The following is a list of
             omitted exhibits, schedules and other attachments which the
             Company agrees to furnish supplementally to the Commission upon request:

                   EXHIBITS TO MERGER AGREEMENT:
                   A       --   Form of Escrow Agreement
                   B       --   Form of Opinion of O'Melveny & Myers LLP
                   C       --   Form of Opinion of Long Aldridge & Norman LLP
                   SCHEDULES TO MERGER AGREEMENT:
                   3.1 (b) --   Organization and Authorization
                   3.2     --   Authorized and Outstanding Stock
                   3.4     --   Financial Statements
                   3.5     --   Undisclosed Liabilities
                   3.6     --   Legal Issues
                   3.7     --   Property
                   3.10(a) --   Intellectual Property
                   3.10(b) --   Computer Software and Databases
                   3.10(c) --   Year 2000 Compliance
                   3.11    --   Litigation
                   3.12(a) --   Benefit Plans
                   3.12(d) --   Benefit Plans
                   3.12(h) --   Benefit Plans
                   3.13    --   Collective Bargaining
                   3.15    --   Investments
                   3.16    --   Tax Matters
                   3.18    --   Contracts and Commitments
                   3.19    --   No Conflict
                   3.20    --   Agreements in Full Force and Effect
                   3.21    --   Required Consents and Approvals

                   3.22    --   Certain Changes and Events
                   4.1     --   Organization
                   4.3     --   No Conflict
                   4.5     --   Capital Structure
                   4.6     --   Reports and Financial Statements
                   4.10    --   Required World Access Stockholder Vote
                   4.13    --   Litigation; Compliance with Laws
                   4.14    --   Absence of Certain Changes or Events
                   4.15    --   Tax Matters
                   5.1 (b) --   Dividends; Changes in Share Capital
                   5.1 (c) --   Issuance of Securities
                   5.1 (e) --   Acquisitions
                   5.1 (f) --   Sales
                   5.1 (g) --   Investments; Indebtedness
                   5.1 (h) --   Compensation
                   5.1 (j) --   Material Agreements

  2.3  --   Purchase and Transfer Agreement, dated June 14, 2000, among the Company, TelDaFax AG, Dr. Henning F. Klose, Apax Germany
            II L.P., Apax Funds Nominees Ltd. fur "B" Account, Apax
            Funds Nominees Ltd. fur "D" Account, AP Vermogensverwaltung
            Gesellschaft burgerlichen Rechts and A&M GmbH & Co
            Vermogensverwaltung KG. The following is a list of omitted schedules and other attachments which the Company agrees to furnish supplementally to the Commission upon request:

                   EXHIBITS TO AGREEMENT:
                    4.1.2     --   Contribution/Exchange Agreement
                    5.3       --   Form of Agreement on Transfer of Title to Sold Shares
                    5.5       --   Registration Rights Term Sheet
                    8.2       --   Resolutions of Supervisory Board of TelDaFax
                    9.3.2     --   Letter from Custodian Bank
                   10.2.1     --   Information Regarding TelDaFax
                   11.2.3.2   --   Trade Marks and Patents
                   11.3.1.7   --   Shares on Subsidiaries Not Paid In
                   11.3.1.8   --   Satzung der TelDaFax Aktiengesellschaft
                   11.3.1.9   --   Shareholders' Agreements
                   11.3.1.10  --   Letter of Intent Regarding Dacotec GmbH
                   11.3.1.12  --   Noch night eingetragene Gesellschafterbeschlusse
                   11.3.3.2   --   Technologies
                   11.3.4.1   --   Ruckstellungsproblematik (TMI)
                   11.3.5.4   --   CSN-Contract DTAG
                   11.3.6.1   --   Anhangige Rechtsstrei tigk eiten der TelDaFax
                   11.3.7.1   --   Anstellungsvertrag

11.3.7.4       --      Employees
11.3.7.5       --      Key Employees
11.3.10        --      Sondereinflusse auf Personalkosten 2000
11.4.6         --      Necessary Consents
11.4.7         --      U.S. Governmental Approvals

  3.1  --   Certificate of Incorporation of the Company and Amendments
            to Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company's Form S-4, filed with the Commission on October 6, 1998, Registration No.
            333-65386; Amendment to Certificate of Incorporation
            incorporated by reference herein to Exhibit 3.2 to Form 8-K of the Company's predecessor, World Access, Inc., filed with the Commission on October 28, 1998).
  3.2  --   Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1998, filed with the Commission on
            April 9, 1999).
  3.3  --   Certificate of Designation of 4.25% Cumulative Senior
            Perpetual Convertible Preferred Stock, Series A
            (incorporated by reference herein to Exhibit 4 to the
            Company's Form 8-K, filed with the Commission on May 3,
            1999).
  3.4  --   Certificate of Designation of 4.25% Cumulative Junior
            Convertible Preferred Stock, Series B (incorporated by
            reference herein to Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on July 14, 1999).
  3.5  --   Certificate of Designation of Convertible Preferred Stock,
            Series C (incorporated by reference to Exhibit 1.7(b) to
            Appendix A to the Company's Proxy Statement dated November
            5, 1999 relating to the Special Meeting of Stockholder held on December 7, 1999).
  3.6  --   Certificate of Designation of Convertible Preferred Stock,
            Series D (incorporated by reference to Exhibit 4 to the
            Company's Form 8-K, filed with the Commission on February
            28, 2000).
  3.7  --   Certificate of Designation of Convertible Preferred Stock,
            Series E.
  3.8  --   Bylaws of the Company (incorporated by reference herein to
            Exhibit 3.2 to the Company's Form S-4, filed with the
            Commission on October 6, 1998, Registration No. 333-65389).
  4.1  --   Certificate of Designation of 4.25% Cumulative Senior
            Perpetual Convertible Preferred Stock, Series A
            (incorporated by reference herein to Exhibit B to the
            Company's Form 8-K, filed with the Commission on May 3,
            1999).
  4.2  --   Certificate of Designation of 4.25% Cumulative Junior
            Convertible Preferred Stock, Series B (incorporated by
            reference herein to Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on July 14, 1999).
  4.3  --   Certificate of Designation of Convertible Preferred Stock,
            Series C (incorporated by reference to Exhibit 1.7(b) to
            Appendix A to the Company's Proxy Statement dated November
            5, 1999 relating to the Special Meeting of Stockholders held on December 7, 1999).
  4.4  --   Certificate of Designation of Convertible Preferred Stock,
            Series D (incorporated by reference to Exhibit 4 to the
            Company's Form 8-K, filed with the Commission on February
            28, 2000).
  4.5  --   Certificate of Designation of Convertible Preferred Stock,
            Series E (incorporated by reference to Exhibit 3.7 hereto).
 27.1  --   Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

     On April 18, 2000, the Company filed a Current Report on Form 8-K announcing the completion of the sale of its Telco Systems, Inc. subsidiary to BATM Advanced Communications Limited.

     On April 26, 2000, the Company filed a Current Report on Form 8-K/A to amend its Current Report on Form 8-K filed on February 28, 2000 related to the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of LDI by World Access Telecommunications Group, Inc., a subsidiary of the Company.

     On June 26, 2000, the Company filed a Current Report on Form 8-K announcing that it had entered into a definitive agreement under which it agreed to acquire a majority share in TelDaFax AG in a series of transactions.

     On June 26, 2000, the Company filed a Current Report on Form 8-K announcing that the Company and STAR Telecommunications, Inc. had amended the agreement and plan of merger between the companies.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WORLD ACCESS, INC.

Dated: August 14, 2000                                          By: /s/ BRYAN D. YOKLEY
                                                  ----------------------------------------------------
                                                                    Bryan D. Yokley
                                                  Executive Vice President and Chief Financial Officer

                           [World Access, Inc., LOGO]