Form 10-K/A
period 1999-12-31
WORLD ACCESS INC /NEW/
filed 2000-09-11
CIK 1071645

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

     As of March 24, 2000 there were 59,675,996 shares of our common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of March 24, 2000, as based on the average closing bid and ask prices, was approximately $1,251,286,000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WORLD ACCESS, INC.
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1    Business....................................................     1
Item 2    Properties..................................................    29
Item 3    Legal Proceedings...........................................    30
Item 4    Submission of Matters to a Vote of Security Holders.........    31
Item 4.5  Executive Officers of the Registrant........................    31

                                   PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    33
Item 6    Selected Financial Data.....................................    35
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    37
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risks.......................................................    49
Item 8    Financial Statements and Supplementary Information..........    50
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    92

                                   PART III
Item 10   Directors and Executive Officers of the Registrant..........    92
Item 11   Executive Compensation......................................    94
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................   104
Item 13   Certain Relationships and Related Transactions..............   106

                                   PART IV
Item 14   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   107

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

     NETnet employs its own programming staff to meet ongoing country and product development/marketing requirements. Outsourcing is used for non-recurring programming in Oracle and Helpdesk applications.

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

     Telco Systems. Telco Systems, headquartered in Norwood, Massachusetts, is a leading developer of next generation transport and access solutions for service providers throughout the world. Telco Systems' mission is to develop superior transport and access solutions that transition existing service provider networks from legacy circuit-switched and TDM-based equipment to emerging cell and packet technologies. Telco Systems has recently introduced the EdgeLink(TM) product line, which allows service providers to deploy scalable, cost-effective solutions that efficiently link customers to the edges of service providers' networks as well as circuit-switched and TDM infrastructure to packet-based Internet Protocol, frame relay and asynchronous transfer mode technology. The EdgeLink products are located at the customer's premises, co-located at the central office, located between two telephone company switching offices (inter-office locations) and located at the service providers' core networks.

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

     NACT Switching. NACT, headquartered in Provo, Utah, is a rapidly growing provider of advanced telecommunications switching platforms with integrated proprietary applications software and billing and telemanagement capabilities. NACT believes that it is the only provider of a switching solution that integrates all the required hardware and software elements into one comprehensive package, which includes a broad range of applications, competitive pricing, interoperability and scalable port capacity. NACT's ability to offer its customers an integrated solution provides NACT with certain competitive advantages within its marketplace because its integrated solutions result in lower costs, faster installation, greater reliability and superior functionality relative to multi-vendor alternatives.

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

          Micro STX. The Micro STX is a smaller and more affordable tandem switch that is typically used by start-up prepaid calling card operators and other specialty service companies. The Micro STX is scalable from 24 to 384 ports and supports all STX features and optional software packages.

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

                                                             YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                  1999        1998       1997      1996      1995
                                               ----------   --------   --------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF CONTINUING OPERATIONS DATA(1):
Carrier service revenue......................  $  501,081   $ 10,787   $     --   $    --   $    --
Cost of carrier services (exclusive of
  depreciation and amortization shown
  separately below)..........................     448,305     10,137         --        --        --
Depreciation and amortization................      13,541        416        115        71        30
Restructuring charge.........................      37,800         --         --        --        --
Operating loss...............................     (26,998)    (4,383)    (1,550)   (1,011)     (880)
Loss from continuing operations..............     (27,098)    (5,437)      (460)     (588)   (1,292)
Loss from continuing operations per
  share(2)...................................  $    (0.78)  $  (0.25)  $  (0.03)  $ (0.05)  $ (0.14)
Weighted average shares outstanding(2).......      37,423     22,073     17,242    13,044     9,083
BALANCE SHEET DATA:
Cash and equivalents.........................  $  147,432   $ 55,176   $118,065   $22,480   $ 1,887
Restricted cash..............................      47,201         --         --        --        --
Working capital..............................     289,844    350,816    206,769    52,149    17,884
Total assets.................................   1,629,804    544,649    207,294    52,512    23,604
Long-term debt...............................     408,338    137,523    115,264        --     3,750
Total liabilities............................     732,505    184,066    115,539       138     9,270
Stockholders' equity.........................     897,299    360,583     91,755    52,374    14,334
OTHER FINANCIAL DATA:
EBITDA from continuing operations before
  restructuring charge(3)....................  $   24,343   $ (3,967)  $ (1,435)  $  (940)  $  (850)
Capital expenditures.........................       7,198     12,216      3,591     1,176       280
Cash flows from (used by) operating
  activities.................................      18,515    (13,038)     1,602     1,995    (6,445)
Cash flows used by investing activities......     (32,186)   (66,527)   (18,240)   (1,792)   (2,432)
Cash flows from financing activities.........     105,927     16,676    115,427    20,391    10,010

---------------

(1) Includes the results of operations for the following businesses from their respective dates of acquisition: Cherry U.S. and Cherry U.K. -- December 1998; Comm/Net -- May 1999; and FaciliCom -- December 1999.
(2) Loss per share and weighted average shares outstanding are presented on a diluted basis.
(3) EBITDA from continuing operations as used in this Annual Report is earnings
    (loss) before net interest expense (income), income taxes, foreign exchange gains or losses, depreciation and amortization and is presented because World Access believes that such information is commonly used in the telecommunications industry as one measure of a company's operating performance and historical ability to service debt. EBITDA from continuing operations is not determined in accordance with generally accepted accounting principles, is not indicative of cash provided by operating activities, should not be used as a measure of operating income and cash flows from operations as determined under generally accepted accounting principles and should not be considered in isolation or as an alternative to, or to be more meaningful than, measures of performance determined in accordance with generally accepted accounting principles. EBITDA, as calculated by World Access, may not be comparable to similarly titled measures reported by other companies and could be misleading unless all companies and analysts calculate EBITDA in the same manner.

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

     Cost of Services (Exclusive of Depreciation and Amortization). Cost of services (exclusive of depreciation and amortization) increased to $448.3 million for the year ended December 31, 1999 from $10.8 million for the year ended December 31, 1998. This increase is primarily due to the acquisition of Resurgens, Comm/Net and FaciliCom. As a percentage of revenues, cost of services decreased to 89.5% of revenues for the year ended December 31, 1999 as compared to 94.0% for the year ended December 31, 1998. This decrease was primarily as a result of enhancements in routing efficiencies and WorldCom traffic. The routing efficiencies resulted from access to larger carrier vendors and lower purchasing rates due to increases in minute traffic volumes over the year. The increased WorldCom traffic was to countries which are delivered over lower cost routes and thus with lower cost as a percentage of revenues. The Company expects that pricing pressures due to increased competition may adversely affect its cost of services in the future, particularly to those countries which currently represent lower cost of service rates. Minute growth is expected to partially offset the effect of the increased cost of service rates on the Company's total cost of services.

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

                                                                    QUARTER ENDED
                              -----------------------------------------------------------------------------------------
                              MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                1998        1998       1998        1998       1999        1999       1999        1999
                              ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Carrier service revenue.....  $     --    $    --     $    --    $ 10,787    $85,098    $112,916   $130,210    $172,857
Operating expenses:
  Cost of carrier services
    (exclusive of
    depreciation and
    amortization shown
    separately below).......        --         --          --      10,137     80,154     102,650    115,973     149,528
  Selling, general and
    administrative..........       534        974       1,262       1,847      3,769       4,905      5,667      14,092
  Depreciation and
    amortization............        27         27          23         339      2,237       2,360      2,448       6,496
  Restructuring charge......        --         --          --          --         --          --         --      37,800
                              --------    -------     -------    --------    -------    --------   --------    --------
    Total Operating
      Expenses..............       561      1,001       1,285      12,323     86,160     109,915    124,088     207,916
                              --------    -------     -------    --------    -------    --------   --------    --------
    Operating Income
      (Loss)................      (561)    (1,001)     (1,285)     (1,536)    (1,062)      3,001      6,122     (35,059)
Interest and other income...     1,240        433         381         450        183         689        913       1,523
Interest expense............    (1,497)    (1,514)     (1,619)     (2,229)    (2,339)     (1,976)    (2,418)     (6,181)
Foreign exchange loss.......        --         --          --          --         --          --         --        (620)
                              --------    -------     -------    --------    -------    --------   --------    --------
    Income (Loss) From
      Continuing Operations
      Before Income Taxes...      (818)    (2,082)     (2,523)     (3,315)    (3,218)      1,714      4,617     (40,337)
Income taxes (benefit)......      (315)      (802)       (971)     (1,213)      (762)        986      1,990     (12,340)
                              --------    -------     -------    --------    -------    --------   --------    --------
    Income (Loss) From
      Continuing
      Operations............      (503)    (1,280)     (1,552)     (2,102)    (2,456)        728      2,627     (27,997)
Net income (loss) from
  discontinued operations...   (33,698)     7,751       8,582     (87,700)     4,609       3,539     11,578        (657)
Write-down of discontinued
  operations to net
  realizable value..........        --         --          --      (9,700)        --     (12,342)        --     (32,652)
                              --------    -------     -------    --------    -------    --------   --------    --------
    Net Income (Loss).......   (34,201)     6,471       7,030     (99,502)     2,153      (8,075)    14,205     (61,306)
Preferred stock dividends...        --         --          --          --         --        (413)      (784)       (771)
                              --------    -------     -------    --------    -------    --------   --------    --------
    Net Income (Loss)
      Available to Common
      Stockholders..........  $(34,201)   $ 6,471     $ 7,030    $(99,502)   $ 2,153    $ (8,488)  $ 13,421    $(62,077)
                              ========    =======     =======    ========    =======    ========   ========    ========
Income (Loss) Per Common
  Share:
  Basic:
    Continuing Operations...  $  (0.03)   $ (0.06)    $ (0.07)   $  (0.08)   $ (0.07)   $   0.01   $   0.05    $  (0.71)
    Discontinued
      Operations............     (1.74)      0.37        0.40       (3.59)      0.13       (0.24)      0.32       (0.82)
                              --------    -------     -------    --------    -------    --------   --------    --------
    Net Income (Loss).......  $  (1.77)   $  0.31     $  0.33    $  (3.67)   $  0.06    $  (0.23)  $   0.37    $  (1.53)
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

     In March 2000, the SEC issued SAB 101A -- Amendment: Revenue Recognition in Financial Statements, that delays the implementation date of certain provisions of SAB 101. Under the amendment, the Company is not required to restate its prior financial statements provided that the Company reports a change in accounting principle no later than the second fiscal quarter (ending June 30, 2000) in accordance with FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. In accordance with FAS 3, for companies that adopt SAB 101 in the second quarter, financial information for the first quarter would be restated by including a cumulative effect adjustment in that quarter (i.e., the first quarter). The Company believes the adoption of SAB 101 would result in an increase in the deferral of revenue for certain of our discontinued operations, but does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations. The Company also does not believe the adoption of SAB 101 would have a material impact on our continuing operations.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999        1998
                                                              ----------   ---------
                                                                  (IN THOUSANDS)
                                       ASSETS
Current Assets
  Cash and equivalents......................................  $  147,432   $  55,176
  Restricted cash...........................................      32,243          --
  Accounts receivable.......................................     164,768       5,783
  Other current assets......................................      24,547       8,472
  Net assets held for sale..................................     244,388     327,928
                                                              ----------   ---------
          Total Current Assets..............................     613,378     397,359
Property and equipment......................................     136,033      41,441
Goodwill....................................................     830,234      78,462
Restricted cash.............................................      14,958          --
Other assets................................................      35,201      27,387
                                                              ----------   ---------
          Total Assets......................................  $1,629,804   $ 544,649
                                                              ==========   =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt...........................................  $   83,837   $  13,500
  Accounts payable..........................................     182,107      15,857
  Other accrued liabilities.................................      57,590      17,186
                                                              ----------   ---------
          Total Current Liabilities.........................     323,534      46,543
Long-term debt..............................................     408,338     137,523
Other liabilities...........................................         633          --
                                                              ----------   ---------
          Total Liabilities.................................     732,505     184,066
                                                              ----------   ---------
Stockholders' Equity
  Preferred stock, Series A, B, C, $.01 par value,
     10,000,000 shares authorized; 423,434 shares issued and
     outstanding at December 31, 1999; $1,000 per share
     liquidation preference.................................           4          --
  Common stock, $.01 par value, 150,000,000 shares
     authorized; 52,333,832 and 44,136,349 issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................         523         441
  Capital in excess of par value............................   1,062,939     472,945
  Accumulated other comprehensive loss......................        (341)         --
  Accumulated deficit.......................................    (165,826)   (112,803)
                                                              ----------   ---------
          Total Stockholders' Equity........................     897,299     360,583
                                                              ----------   ---------
          Total Liabilities and Stockholders' Equity........  $1,629,804   $ 544,649
                                                              ==========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1999          1998          1997
                                                             ----------    -----------    ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Carrier service revenue....................................   $501,081      $  10,787      $    --
Operating expenses:
Cost of carrier services (exclusive of depreciation and
  amortization shown separately below).....................    448,305         10,137           --
Selling, general and administrative........................     23,628          4,617        1,435
Depreciation and amortization..............................     13,541            416          115
Provision for doubtful accounts............................      4,805             --           --
Restructuring charge.......................................     37,800             --           --
                                                              --------      ---------      -------
          Total Operating Expenses.........................    528,079         15,170        1,550
                                                              --------      ---------      -------
          Operating Loss...................................    (26,998)        (4,383)      (1,550)
Interest and other income..................................      3,308          2,504        2,386
Interest expense...........................................     12,914          6,859        1,548
Foreign exchange loss......................................        620             --           --
                                                              --------      ---------      -------
          Loss From Continuing Operations Before Income
            Taxes..........................................    (37,224)        (8,738)        (712)
Income taxes benefit.......................................     10,126          3,301          252
                                                              --------      ---------      -------
          Loss From Continuing Operations..................    (27,098)        (5,437)        (460)
Net income (loss) from discontinued operations.............     19,069       (105,065)      13,594
Write-down of discontinued operations to net realizable
  value....................................................    (44,994)        (9,700)          --
                                                              --------      ---------      -------
          Net Loss.........................................    (53,023)      (120,202)      13,134
Preferred stock dividends..................................      1,968             --           --
                                                              --------      ---------      -------
          Net Loss Available to Common Stockholders........   $(54,991)     $(120,202)     $13,134
                                                              ========      =========      =======
Loss Per Common Share:
  Basic:
     Continuing Operations.................................   $  (0.78)     $   (0.25)     $ (0.03)
     Discontinued Operations...............................      (0.69)         (5.20)        0.79
                                                              --------      ---------      -------
     Net Loss..............................................   $  (1.47)     $   (5.45)     $  0.76
                                                              ========      =========      =======
  Diluted:
     Continuing Operations.................................   $  (0.78)     $   (0.25)     $ (0.03)
     Discontinued Operations...............................      (0.69)         (5.20)        0.79
                                                              --------      ---------      -------
     Net Loss..............................................   $  (1.47)     $   (5.45)     $  0.76
                                                              ========      =========      =======
Weighted Average Shares Outstanding:
  Basic....................................................     37,423         22,073       17,242
                                                              ========      =========      =======
  Diluted..................................................     37,423         22,073       17,242
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

     In March 2000, the SEC issued SAB 101A -- "Amendment: Revenue Recognition in Financial Statements", that delays the implementation date of certain provision of SAB 101. Under the amendment, the Company is not required to restate its prior financial statements provided that the Company reports a change in accounting principle no later than the second fiscal quarter (ending June 30, 2000) in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". In accordance with FAS 3, for companies that adopt SAB 101 in the second quarter, financial information for the first quarter would be restated by including a cumulative effect adjustment in that quarter (i.e., the first quarter). The Company believes the adoption of SAB 101 would result in an increase in the deferral of revenue for certain of its discontinued operations, but does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations. The Company also does not believe the adoption of SAB 101 would have a material impact on our continuing operations.

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

                                                           1999       1998       1997
                                                         --------   ---------   -------
Total sales............................................  $264,848   $ 199,903   $92,984
Cost of equipment sold.................................   161,768     121,789    60,072
Write-down of inventories..............................     2,332      17,110       773
                                                         --------   ---------   -------
          Gross profit.................................   100,748      61,004    32,139
Research and development...............................    17,511       6,966     1,862
Selling, general and administrative....................    36,599      17,632     7,393
Provision for doubtful accounts........................    10,266      13,741       172
Amortization of goodwill...............................     8,585       4,905     1,640
Restructuring and other charges........................        --      19,890        --
In-process research and development....................        --     100,300        --
                                                         --------   ---------   -------
          Operating income (loss)......................    27,787    (102,430)   21,072
Gain on exchange of securities.........................     9,590          --        --
Net interest income (expense)..........................      (786)        996       310
                                                         --------   ---------   -------
          Income (loss) before income taxes and
            minority interests.........................    36,591    (101,434)   21,382
Income taxes...........................................    17,522       1,134     7,788
Minority interests in earnings of subsidiary...........        --       2,497        --
                                                         --------   ---------   -------
          Income (loss) before write-down of
            discontinued operations to net realizable
            value......................................    19,069    (105,065)   13,594
Write-down of discontinued operations to net realizable
  value................................................   (44,994)     (9,700)       --
                                                         --------   ---------   -------
          Net income (loss)............................  $(25,925)  $(114,765)  $13,594
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

     The Company sold Galaxy in December 1999 for approximately $15.0 million in cash. There were no other proceeds from disposal of any of the other remaining businesses. Telco Systems, NACT and Wireless Local Loop are being offered for sale by two investment banking firms engaged by the Company. Cellular Infrastructure Supply will be liquidated. The Company has signed a definitive agreement to sell Telco Systems

                      WORLD ACCESS, INC. AND SUBSIDIARIES

(see "Note O") and expects to dispose of NACT, Cellular Infrastructure Supply and Wireless Local Loop during 2000.

     At December 31, 1999, the remaining assets and liabilities of the equipment businesses consisted of the following:

     - Telco Systems Division and NACT Switching Division -- accounts receivable, inventory, property and equipment, capitalized software and accounts payable.

     - Wireless Local Loop Division -- inventory, property and equipment, capitalized software and accounts payable.

     - Cellular Infrastructure Supply Division -- accounts receivable, inventory, property and equipment and accounts payable.

     Although the Company expects to realize a significant net gain from the sale of all these businesses, certain of these businesses are expected to be sold or liquidated at a loss. Accordingly, in the fourth quarter of 1999, the Company recorded a $32.7 million charge to write-down certain of these businesses to their estimated net realizable value. The $32.7 million loss on disposal of discontinued operations consisted of estimated loss on disposal and estimated future loss from discontinued operations. Loss on disposal was estimated to be $31.1 million, net of tax benefits of $6.0 million. Estimated future loss from discontinued operations during the phase-out period was $1.6 million, net of tax benefits of $800,000. As the measurement date was mid December, the income or loss from operations during the period from the measurement date to the date of the balance sheet is not material.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     Details of the restructuring charges related to this program are as follows (in thousands):

                                       RESTRUCTURING     1998     RESERVE BALANCE     1999     RESERVE BALANCE
                                          CHARGE       ACTIVITY     AT 12/31/98     ACTIVITY     AT 12/31/99
                                       -------------   --------   ---------------   --------   ---------------
Reorganize Operating Structure
  Employee termination benefits......     $   449      $    --        $  449        $   449        $    --
  Idle facility costs................         258           --           258            258             --
  Other..............................         437          133           304            304             --
                                          -------      -------        ------        -------        -------
                                            1,144          133         1,011          1,011             --
Consolidation of ATI and Telco
  Employee termination benefits......       1,175           --         1,175          1,175             --
  Idle facility costs................         577           --           577            492             85
  Write-down production equipment....         700          700            --             --             --
  Other..............................         300           --           300            300             --
                                          -------      -------        ------        -------        -------
                                            2,752          700         2,052          1,967             85
Outsource Manufacturing
  Employee termination benefits......         426          116           310            310             --
  Idle facility costs................         365           --           365            365             --
  Write-down production equipment....       1,662        1,662            --             --             --
  Write-down other assets............         731          731            --             --             --
  Other..............................         332           --           332            332             --
                                          -------      -------        ------        -------        -------
                                            3,516        2,509         1,007          1,007             --

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                                       RESTRUCTURING     1998     RESERVE BALANCE     1999     RESERVE BALANCE
                                          CHARGE       ACTIVITY     AT 12/31/98     ACTIVITY     AT 12/31/99
                                       -------------   --------   ---------------   --------   ---------------
Product Line Rationalization
  Write-down of CDX assets...........       4,707        4,707            --             --             --
  Write-down of international
     investments.....................       3,542        3,542            --             --             --
  Write-down of capitalized
     software........................         421          421            --             --             --
  Other..............................         568           --           568            568             --
                                          -------      -------        ------        -------        -------
                                            9,238        8,670           568            568             --
                                          -------      -------        ------        -------        -------
          Total......................     $16,650      $12,012        $4,638        $ 4,553        $    85
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

     Other charges recorded in the fourth quarter of 1998 were provisions for potential inventory obsolescence and doubtful accounts of $8.8 million and $10.7 million, respectively. The inventory charge consisted primarily of $4.7 million to write-down CDX inventories to estimated net realizable value and $3.8 million to reflect

                      WORLD ACCESS, INC. AND SUBSIDIARIES
estimated losses to be incurred in connection with the sale of Radio and manufacturing inventories to contract manufacturers. The provision for doubtful accounts was recorded primarily to reduce the carrying value of accounts receivable resulting from previous CDX sales to estimated minimum realizable values in light of the issues noted above.

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

     NACT provides advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities. NACT designs, develops, and manufacturers all hardware and software elements necessary for a fully integrated, turnkey telecommunications switching solution. The nature of the in-process research and development was such that technological feasibility had not been attained. Failure to attain technological feasibility, especially given the high degree of customization required for complete integration into the NACT solution, would have rendered partially designed hardware and software

                      WORLD ACCESS, INC. AND SUBSIDIARIES
useless for other applications. Incomplete design of hardware and software coding would create a non-connective, inoperable product that would have no alternative use.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     FaciliCom is a multi-national long distance service carrier focused on providing international wholesale telecommunications services to other carriers worldwide. FaciliCom provides these services over its carrier-grade international network, which consists of 17 gateway switches as well as a satellite earth station. Given the duplication of network assets between the two entities, including switching and transmission equipment, the Company made the decision in late 1999 to shut down and dispose of its six gateway switches located in Chicago, Los Angeles, Newark, Dallas, San Francisco and London. The Company intends to dispose of these six switches and related network assets through sale in the secondary switching and transmission equipment market during 2000. At December 31, 1999, all of the switches, except the London switch, had been taken out of service. Although the Company has utilized this switch, it had and continues to have the current ability to remove the asset from operations. The Company has an active program to find a buyer for the London switch. Included in the restructuring charge is a $25.4 million charge for the write-down of network equipment to the lower of the carrying amount or fair value less cost to sell. The restructuring charge also provides for the write-off of leasehold improvements at the six switch sites and lease commitments remaining on certain facilities and equipment taken out of service.

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

     Dividends. The holders of the Series A preferred stock are entitled to receive, when, as and if declared by the World Access board of directors, quarterly cash dividends at an annual rate on the liquidation preference of the Series A preferred stock (i.e., $1,000) equal to 4.25%. Dividends payable on the Series A preferred stock are cumulative and accrue, whether or not declared, on a daily basis from April 19, 1999.

     Ranking. The Series A preferred stock ranks, as to dividend and liquidation rights, senior to World Access common stock and the Series C preferred stock.

     Voting rights. In addition to any voting rights provided by law, the holders of the Series A preferred stock are entitled to vote on all matters voted on by holders of World Access common stock voting together as a single class with the holders of World Access common stock and Series C preferred stock, and other shares entitled to vote thereon. Each holder of the Series A preferred stock is entitled to cast the number of votes per share as is equal to the number of votes that such holder would be entitled to cast had such holder converted its shares into World Access common stock on the record date for determining the stockholders entitled to vote on any such matters.

     Redemption. On or after April 21, 2003, World Access has the right to redeem the Series A preferred stock for a price per share equal to $1,000 plus an amount per share equal to all accrued and unpaid dividends through the redemption date. If a change of control of World Access occurs on or before April 21, 2001, World Access has the right to redeem the Series A preferred stock for a price per share equal to $1,250 plus an amount per share equal to all accrued and unpaid dividends through the redemption date.

     Conversion price. The Series A preferred stock is convertible, at any time by the holder thereof, into shares of World Access common stock for a conversion price equal to $11.50 per share. The conversion price is subject to adjustment in the event of below market issuances of World Access common stock, stock dividends, subdivisions, combinations, reclassifications and other distributions with respect to World Access common stock and certain other instances described in the World Access certificate of incorporation.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     Mandatory exchange. If at any time on or after April 19, 2004 until April 19, 2009, the holders of at least 50% of the Series A preferred stock demand that World Access exchange the Series A preferred stock, then World Access must exchange all such shares for, at World Access' option, either shares of World Access common stock or subordinated nonconvertible notes of World Access. The exchange must occur at a per share price equal to $1,000 per share plus an amount per share equal to all accrued and unpaid dividends to the exchange date. The exchange date must occur at any time, or from time to time, during the period from the 40th day following the date a stockholder demands the exchange to the third anniversary of such date. Any shares of common stock issued in the exchange will be valued at 95% of the average market price of World Access common stock for the ten trading days preceding the applicable exchange date, but in no event greater than the conversion price then in effect.

     Mandatory conversion. If for 45 consecutive trading days the market price of World Access common stock exceeds 261% of the conversion price in effect on each such trading day, all shares of Series A preferred stock will be automatically converted into such number of shares of World Access common stock as equals the number of shares subject to conversion multiplied by the quotient of $1,000 divided by the conversion price in effect on the last trading day of such 45-day period.

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

     Dividends.  The Series C Preferred Stock bears no dividend.

     Ranking. The Series C preferred stock ranks, as to dividends, on par with the World Access common stock and junior to the Series A preferred stock. With respect to liquidation preference, the Series C preferred stock ranks senior to the World Access common stock and junior to the Series A preferred stock.

     Voting rights. In addition to any voting rights provided by law, except with respect to the election of directors, the holders of the Series C preferred stock are entitled to vote on all matters voted on by holders of World Access common stock voting together as a single class with the holders of World Access common stock and Series A preferred stock, and other shares entitled to vote thereon. Each holder of the Series C preferred stock is entitled to cast the number of votes per share as is equal to the number of votes that such holder would be entitled to cast had such holder converted its shares into World Access common stock on the record date for determining the stockholders entitled to vote on any such matters.

     Board of directors representation. The holders of the Series C preferred stock have the right, voting as a separate series, to nominate and elect four directors to the World Access board of directors (and are not entitled to vote with respect to the election of any other directors), provided that on the record date for determining the stockholders eligible to vote for directors, at least 15% of the originally issued Series C preferred stock is outstanding.

     Conversion price. The Series C preferred stock is convertible, at any time by the holder thereof, into shares of World Access common stock for a conversion price equal to $20.38 per share. The conversion price is subject to adjustment in the event of below market issuances of World Access common stock, stock dividends, subdivisions, combinations, reclassifications and other distributions with respect to World Access common stock and other instances described in the World Access certificate of incorporation.

     Mandatory conversion. If for 60 consecutive trading days the market price of World Access common stock exceeds the conversion price in effect on each such trading day, all shares of Series C preferred stock will be automatically converted into such number of shares of World Access common stock as equals the number of shares subject to conversion multiplied by the quotient of $1,000 divided by the conversion price in effect on the last trading day of such 60-day period.

     In addition, any outstanding shares of Series C preferred stock that have not been converted into World Access common stock by December 7, 2002 will be automatically converted into such number of shares of World Access common stock as is equal to the number of shares of Series C preferred stock subject to conversion, multiplied by the quotient of (i) $1,000 divided by (ii) the average market price for the 20 consecutive days ending on December 7, 2002. Notwithstanding the foregoing, the average market price for the 20 consecutive days ending on December 7, 2002 may not be less that $11.50 or greater than the conversion price, and is subject to increase based on a specific decline in the Nasdaq Composite Index between December 7, 1999 and December 7, 2002.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     FaciliCom has historically relied on its majority stockholder, Armstrong Holdings, Inc. ("AHI") for the performance of certain of its services, including customer billing. In connection with the FaciliCom Merger,

                      WORLD ACCESS, INC. AND SUBSIDIARIES
an affiliate of AHI received 309,002 shares of Series C Preferred Stock, which represented approximately 20.0% of the Company's voting common stock at December 31, 1999. In December 1999, the Company entered into a two year services agreement with AHI. The terms of the agreement includes professional services billed at hourly rates and data center services based on usage and disk storage space. The Company believes that the terms of the agreements are competitive with similar services offered in the industry.

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

STAR MERGER

     In February 2000, the Company executed a definitive agreement with Star Telecommunications, Inc. ("Star"), a publicly held multinational telecommunication service provider, pursuant to which Star will be

                      WORLD ACCESS, INC. AND SUBSIDIARIES
merged with and into the Company. Under the terms of the agreement, each share of Star common stock will be converted into .3905 shares of the Company's common stock (approximately 23 million shares). The Company has the option of paying up to 40% of the merger consideration in cash. The Company expects the transaction to close in mid-2000.

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

     (c) The exhibits filed herewith and incorporated by reference herein are set forth on the Exhibit Index beginning on page 105 hereof. Included in those exhibits are the following executive compensation plans and arrangements:

NUMBER        DESCRIPTION
------        -----------
 10.1    --   1991 Stock Option Plan
 10.2    --   Amendment to 1991 Stock Option Plan
 10.3    --   Second Amendment to 1991 Stock Option Plan
 10.4    --   Third Amendment to 1991 Stock Option Plan
 10.5    --   Outside Directors' Warrant Plan
 10.6    --   Directors' Warrant Incentive Plan
 10.7    --   Fourth Amendment to 1991 Stock Option Plan
 10.8    --   Fifth Amendment to 1991 Stock Option Plan
 10.9    --   Amendment One to Outside Directors' Warrant Plan
10.10    --   Amendment One to Directors' Warrant Incentive Plan
10.11    --   Amendment Two to Outside Directors' Warrant Plan
10.12    --   Amendment Two to Directors' Warrant Incentive Plan
10.13    --   Sixth Amendment to 1991 Stock Option Plan
10.14    --   Severance Protection Agreement -- Mark A. Gergel
10.15    --   Amendment Three to Outside Directors' Warrant Plan
10.16    --   Executive Employment Agreement between World Access, Inc.
              and Mark A. Gergel
10.17    --   1998 Incentive Equity Plan, as amended
10.29    --   FaciliCom International, Inc. 1998 Stock Option Plan
10.32    --   First Amendment to the World Access, Inc. 1998 Incentive
              Equity Plan
10.33    --   FaciliCom International, Inc. 1999 Special Stock Option Plan
10.35    --   Agreement between World Access and A. Lindsay Wallace

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
 3.1      --   Certificate of Incorporation of World Access, Inc. and
               Amendments to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to World Access' Form S-4 filed
               October 6, 1998, Registration No. 333-65389, Amendment to
               Certificate of Incorporation incorporated by reference to
               Exhibit 3.2 of WA Telco Systems Products Co., Inc.'s Form
               8-K filed October 28, 1998).
 3.2      --   Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to World Access' Form 10-K for the year ended December 31, 1998, filed April 9, 1999).
 3.3      --   Certificate of Designation of 4.25% Cumulative Senior
               Perpetual Convertible Preferred Stock, Series A
               (incorporated by reference to Exhibit 4 to World Access'
               Form 8-K, filed May 3, 1999).
 3.4      --   Certificate of Designation of 4.25% Cumulative Junior
               Convertible Preferred Stock, Series B (incorporated by
               reference to Exhibit 4.1 to World Access' Form 8-K, filed
               July 14, 1999).
 3.5      --   Certificate of Designation of Convertible Preferred Stock,
               Series C (incorporated by reference to Exhibit 1.7(b) to
               Appendix A to World Access' Proxy Statement dated November
               5, 1999 relating to the Special Meeting of Stockholders held on December 7, 1999).
 3.6      --   Certificate of Designation of Convertible Preferred Stock,
               Series D (incorporated by reference to Exhibit 4 to World
               Access' Form 8-K, filed February 28, 2000).
 3.7      --   Bylaws of the World Access (incorporated by reference to
               Exhibit 3.2 to World Access' Form S-4 filed October 6, 1998,
               No. 333-65389).
 4.1      --   Indenture dated as of October 1, 1997 by and between World
               Access, Inc. and First Union Bank, as trustee (incorporated by reference to Exhibit 4.1 to WA Telco Systems' Form 8-K, filed October 8, 1997).
 4.2      --   First Supplemental Indenture dated October 28, 1998 between
               World Access, Inc., WA Telco Systems Products Co., Inc. and
               First Union Bank, as Trustee (incorporated by reference to
               Exhibit 4.1 to the World Access' Form 8-K filed October 28,
               1998).
 4.3      --   Form of Indenture between World Access, Inc. and First Union
               Bank, as Trustee (incorporated by reference to Exhibit 4.6 to World Access' Form S-4/A filed November 5, 1999,
               Registration No. 333-89479).
10.1      --   World Access, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to WA Telco
               Systems' Registration Statement on Form S-18, filed on July
               25, 1991, No. 33-41255-A).
10.2      --   Amendment to World Access, Inc. 1991 Stock Option Plan
               (incorporated by reference to Exhibit 10.2 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1993,
               filed March 31, 1994).
10.3      --   Second Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.3 to WA Telco Systems' Form 10-K for the year ended December 31, 1993, filed March 31, 1994).
10.4      --   Third Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.26 to WA Telco Systems' Form S-2,
               Amendment No. 2, filed on February 14, 1995, No. 33-87026).
10.5      --   World Access, Inc. Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.40 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1995,
               filed April 10, 1996).
10.6      --   Directors' Warrant Incentive Plan (incorporated by reference to Exhibit 10.41 to WA Telco Systems' Form 10-K for the year ended December 31, 1995, filed April 10, 1996).
10.7      --   Fourth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.32 to WA Telco Systems' Form 10-K
               for the year ended December 31, 1996, filed April 11, 1997).
10.8      --   Fifth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.33 to WA Telco Systems' Form 10-K
               for the year ended December 31, 1996, filed April 11, 1997).
10.9      --   Amendment One to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.33 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1996,
               filed April 11, 1997).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.10     --   Amendment One to Directors' Warrant Incentive Plan
               (incorporated by reference to Exhibit 10.31 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1996,
               filed April 11, 1997).
10.11     --   Amendment Two to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.21 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1997,
               filed April 15, 1998).
10.12     --   Amendment Two to Directors' Warrant Incentive Plan
               (incorporated by reference to Exhibit 10.22 to WA Telco
               Systems' Form 10-K for the year ended December 31, 1997,
               filed April 15, 1998).
10.13     --   Sixth Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.22 to WA Telco Systems' Form 10-K
               for the year ended December 31, 1997, filed April 15, 1998).
10.14     --   Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Mark A. Gergel (incorporated by reference to Exhibit 10.33 to WA Telco Systems' Form 10-K for the year ended December 31, 1997, filed April 15, 1998).
10.15     --   Amendment Three to Outside Directors' Warrant Plan
               (incorporated by reference to Exhibit 10.21 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
10.16     --   Executive Employment Agreement between World Access, Inc.
               and Mark A. Gergel dated as of December 14, 1998
               (incorporated by reference to Exhibit 10.23 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
10.17     --   World Access, Inc. 1998 Incentive Equity Plan, as amended
               (incorporated by reference to Exhibit 10.25 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
10.18     --   Form of Indemnification Agreement with directors and
               officers (incorporated by reference to Appendix H to the
               Registrant's Joint Proxy Statement/Prospectus dated November
               10, 1998 relating to the Special Meeting of Stockholders
               held on November 30, 1998).
10.19     --   Schedule of all officers and directors who have signed an
               Indemnification Agreement referred to in Exhibit 10.27
               (incorporated by reference to Exhibit 10.28 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
10.20*    --   First Amended and Restated Credit Agreement dated as of
               December 7, 1999 between Telco Systems, Inc., World Access
               Holdings, Inc. and Bank of America, N.A. as Administrative
               Agent and Fleet National Bank as Syndication Agent and Bank
               Austria Creditanstalt Corporate Finance, Inc. as
               Documentation Agent and Banc of America Securities LLC as
               Lead Arranger and Book Running Manager.
10.21     --   Guaranty dated as of December 30, 1998 between the
               Registrant, Telco Systems, World Access Holdings, Inc.,
               NationsBank, N.A. as Administrative Agent and the lenders
               party to the Credit Agreement referred to in Exhibit 10.20
               (incorporated by reference to Exhibit 10.30 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
10.22     --   Pledge Agreement dated as of December 31, 1998 by the
               Registrant. in favor of NationsBank, N.A. as Administrative
               Agent and the lenders party to the Credit Agreement referred to in Exhibit 10.20 (incorporated by reference to Exhibit
               10.31 to World Access' Form 10-K for the year ended December
               31, 1998, filed April 9, 1999).
10.23     --   Security Agreement dated as of December 31, 1998 by the
               Registrant in favor of NationsBank, N.A. as Administrative
               Agent and the lenders party to the Credit Agreement referred to in Exhibit 10.20 (incorporated by reference to Exhibit
               10.32 to World Access' Form 10-K for the year ended December
               31, 1998, filed April 9, 1999).
10.24*    --   Confirmation Agreement dated as of December 7, 1999 by Telco
               Systems, Inc., World Access Holdings, Inc., World Access,
               Inc., WA Telco Systems Products Co., Inc., NACT
               Telecommunications, Inc., Restor-AIT, Inc., Sunrise Sierra,
               Inc., Westec Communications, Inc., Telco Systems Security
               Corporation, World Access Capital Corp., World Access
               Telecommunications Group, Inc., Cellular Infrastructure
               Supply, Inc. and Galaxy Personal Services, Inc. for the
               benefit of the lenders party to the Credit Agreement
               referred to in Exhibit 10.20.

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.25*    --   Pledge Agreement dated as of December 7, 1999 by World
               Access, Inc. in favor of Bank of America, N.A., in its
               capacity as Administrative Agent, and each lender a party to the Credit Agreement referred to in Exhibit 10.20.
10.26     --   Disbursement Agreement dated as of December 14, 1998, by and the Registrant, Cherry Communications Incorporated (d/b/a
               Resurgens Communications Group) and William H. Cauthen, Esq.
               (incorporated by reference to Exhibit 10.33 to World Access'
               Form 10-K for the year ended December 31, 1998, filed April
               9, 1999).
10.27     --   Agreement and Plan of Merger and Reorganization by and among
               World Access, Inc., WAXS INC., WA Merger Corp. and Cherry
               Communications Incorporated (d/b/a Resurgens Communications
               Group) dated as of May 12, 1998, as amended (incorporated by reference to Appendix A to the Registrant's Proxy Statement dated November 12, 1998 relating to the Special Meeting of
               Stockholders held on December 14, 1998).
10.28     --   Share Exchange Agreement by and among World Access, Inc.,
               WAXS INC., Cherry Communications U.K. Limited and
               Renaissance Partners II, dated as of May 12, 1998
               (incorporated by reference to Appendix B to the Registrant's
               Proxy Statement dated November 12, 1998 relating to the
               Special Meeting of Stockholders held on December 14, 1998).
10.29     --   FaciliCom International, Inc. 1998 Stock Option Plan
               (incorporated by reference to Exhibit 10.19 to FaciliCom's
               Form 10-K for the year ended September 30, 1998, filed
               December 28, 1998).
10.30     --   Form of Stock Purchase Agreements, dated as of October 13,
               1999 by and between World Access and Gilbert Global Equity
               Partners, L.P., Gilbert Global Equity Partners (Bermuda)
               L.P., GGEP/GGEC Equity Partners, L.P., Zilkha Capital
               Partners, L.P., Erie Indemnity Company, Erie Insurance
               Exchange, Geocapital V, L.P. and Ezra K. Zilkha
               (incorporated by reference to Exhibit 4.10 to World Access'
               Form S-4/A, filed November 5, 1999).
10.31     --   Form of Registration Rights Agreement between World Access and Armstrong International Telecommunications, Inc., BFV
               Associates, Inc., Epic Interests, Inc. and Anand Kumar
               (incorporated by reference to Exhibit 6.3 to Appendix A to
               World Access' Proxy Statement dated November 5, 1999
               relating to the Special Meeting of Stockholders held on
               December 7, 1999).
10.32*    --   First Amendment to the World Access, Inc. 1998 Incentive
               Equity Plan.
10.33*    --   FaciliCom International, Inc. 1999 Special Stock Option
               Plan.
10.34*    --   Credit Agreement dated as of November 15, 1999 by and among
               FaciliCom International, L.L.C. and Nortel Networks Inc.
10.35*    --   Agreement between World Access and A. Lindsay Wallace dated
               November 29, 1999.
16.1*     --   Letter of PricewaterhouseCoopers LLP
21.1*     --   Subsidiaries of the Registrant.
23.1      --   Consent of Ernst & Young LLP.
23.2      --   Consent of PricewaterhouseCoopers LLP.
27.1*     --   Financial Data Schedule for 1999. (For SEC use only)
27.2*     --   Financial Data Schedule for 1998 and 1997 as restated for
               discontinued operations. (For SEC use only)

---------------

* Previously Filed.

          SCHEDULE 1 -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               WORLD ACCESS, INC.
                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
Current Assets:
  Cash and equivalents......................................   $  117,267      $  21,799
  Other current assets......................................        3,519            912
                                                               ----------      ---------
          Total Current Assets..............................      120,786         22,711
Property and equipment......................................          363            842
Investment in subsidiaries..................................      987,833        455,739
Intercompany receivable.....................................       79,260             --
Other assets................................................       47,289          1,000
                                                               ----------      ---------
          Total Assets......................................   $1,235,531      $ 480,292
                                                               ==========      =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...........................................   $   25,000      $   8,500
  Accounts payable..........................................        1,584          2,095
  Other accrued liabilities.................................       25,937          6,392
                                                               ----------      ---------
          Total Current Liabilities.........................       52,521         16,987
Intercompany payable........................................           --        102,722
Long-term Debt..............................................      285,711             --
                                                               ----------      ---------
          Total Liabilities.................................      338,232        119,709
                                                               ----------      ---------
Stockholders' Equity:
  Preferred Stock...........................................            4             --
  Common stock..............................................          523            441
  Capital in excess of par value............................    1,062,939        472,945
  Foreign currency translation adjustment...................         (341)            --
  Accumulated deficit.......................................     (165,826)      (112,803)
                                                               ----------      ---------
          Total Stockholders' Equity........................      897,299        360,583
                                                               ----------      ---------
          Total Liabilities and Stockholders' Equity........   $1,235,531      $ 480,292
                                                               ==========      =========

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

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         WORLD ACCESS, INC.

Dated September 8, 2000
                                         By:       /s/ BRYAN D. YOKLEY
                                            ------------------------------------
                                                      Bryan D. Yokley
                                             Executive Vice President and Chief
                                                     Financial Officer