Form 10-Q/A
period 2000-03-31
WORLD ACCESS INC /NEW/
filed 2000-09-11
CIK 1071645

   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                             ------------------------

                                    FORM 10-Q/A
                                  AMENDMENT NO. 2
   (MARK ONE)

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                  (UNAUDITED)
Carrier services............................................  $239,256    $85,098
Retail services.............................................    16,285         --
                                                              --------    -------
     Total Revenue..........................................   255,541     85,098
Cost of services (exclusive of depreciation and amortization
  shown separately below)...................................   223,855     80,154
Selling, general and administrative.........................    23,776      3,769
Depreciation and network amortization.......................     5,551      1,259
Goodwill amortization.......................................    12,208        978
                                                              --------    -------
     Total Operating Expenses...............................   265,390     86,160
                                                              --------    -------
     Operating Loss.........................................    (9,849)    (1,062)
Interest and other income...................................     2,619        183
Interest expense............................................    14,545      2,339
Foreign exchange gain.......................................       532         --
                                                              --------    -------
     Loss From Continuing Operations Before Income Taxes....   (21,243)    (3,218)
Income taxes benefit........................................     3,460        762
                                                              --------    -------
     Loss From Continuing Operations........................   (17,783)    (2,456)
Net income (loss) from discontinued operations..............    (6,374)     4,609
                                                              --------    -------
     Net Income (Loss)......................................   (24,157)     2,153
Preferred stock dividends...................................       632         --
                                                              --------    -------
     Net Income (Loss) Available to Common Stockholders.....  $(24,789)   $ 2,153
                                                              ========    =======
Income (Loss) Per Common Share:
     Basic:
          Continuing Operations.............................  $  (0.33)   $ (0.07)
          Discontinued Operations...........................     (0.12)      0.13
                                                              --------    -------
          Net Income (Loss).................................  $  (0.45)   $  0.06
                                                              ========    =======
     Diluted:
          Continuing Operations.............................  $  (0.33)   $ (0.07)
          Discontinued Operations...........................     (0.12)      0.13
                                                              --------    -------
          Net Income (Loss).................................  $  (0.45)   $  0.06
                                                              ========    =======
Weighted Average Shares Outstanding:
     Basic..................................................    55,189     36,089
                                                              ========    =======
     Diluted................................................    55,189     36,089
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
                                                              ========   =======

---------------

(a) Revenue is attributed to countries based on the location of customers.

     Long-lived assets by geographic region were as follows (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
United States...............................................  $ 86,041      $ 88,695
Europe......................................................    68,209        47,338
Other foreign countries.....................................        --            --
                                                              --------      --------
  Consolidated total........................................  $154,250      $136,033
                                                              ========      ========

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

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total revenue from continuing operations:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                   2000        1999
                                                                  ------      ------
Carrier services............................................       93.6%      100.0%
Retail services.............................................        6.4          --
                                                                  -----       -----
     Total revenue..........................................      100.0       100.0
Cost of services (exclusive of depreciation and amortization
  shown separately below)...................................       87.6        94.2
Selling, general and administrative.........................        9.3         4.4
Depreciation and network amortization.......................        2.2         1.5
Goodwill amortization.......................................        4.8         1.1
                                                                  -----       -----
     Total operating expenses...............................      103.9       101.2
                                                                  -----       -----
     Operating loss.........................................       (3.9)       (1.2)
Interest and other income...................................        1.0         0.2
Interest expense............................................        5.7         2.8
Foreign exchange gain.......................................        0.2          --
                                                                  -----       -----
     Loss from continuing operations income taxes...........       (8.4)       (3.8)
Income taxes benefit........................................        1.4         0.9
                                                                  -----       -----
     Loss from continuing operations........................       (7.0)%      (2.9)%
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

     Pursuant to a Carrier Service Agreement with WorldCom, the Company recorded approximately $53.0 million of revenue and related cost of services (exclusive of depreciation and amortization) of $35.0 million during the first quarter of 2000. This represented approximately 21.0% and 15.6% of the Company's total revenue and cost of services (exclusive of depreciation and amortization) from continuing operations, respectively. The Company expects the percentage of its total revenue contributed by WorldCom to decrease during the second half of 2000 in connection with its acquisitions of Star and WorldxChange.

     Cost of Services (Exclusive of Depreciation and Amortization). Cost of services (exclusive of depreciation and amortization), referred to herein as "cost of services", increased $143.7 million, or 179.2%, to $223.9 million in the first quarter of 2000 from $80.2 million in the first quarter of 1999. This increase is primarily due to the acquisitions of Comm/Net, FaciliCom and LDI which were completed subsequent to March 31, 1999 as noted above. As a percentage of revenues, cost of services decreased to 87.6% of revenues for the quarter ended March 31, 2000 as compared to 94.2% for the quarter ended March 31, 1999.

     This decrease in cost of services as a percentage of total revenue was due to several factors, including favorable costs related to WorldCom traffic, the inclusion of retail revenue and overall economies of scale associated with the significant increase in total revenue. The economies of scale include benefits from access to larger carrier vendors, lower purchasing rates due to increases in minute traffic volumes and greater utilization of fixed network facilities. The Company expects that a reduced overall dependency upon WorldCom traffic and pricing pressures due to increased competition may adversely affect its cost of services in the future, particularly in the carrier services business. Management expects to offset these pressures through increased retail services revenue, the realization of cost synergies from the Acquisitions and direct termination reductions realized through new direct transit agreements.

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

     Financing Activities. Cash provided from financing activities was $64.5 million and $480,000 for the first quarter of 2000 and 1999, respectively.

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

Dated: September 8, 2000

                           [World Access, Inc., LOGO]