Form 10-Q/A
period 2000-06-30
WORLD ACCESS INC /NEW/
filed 2000-09-11
CIK 1071645

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS            SIX MONTHS
                                                       ENDED JUNE 30,         ENDED JUNE 30,
                                                    --------------------   --------------------
                                                      2000        1999       2000        1999
                                                    --------    --------   --------    --------
                                                        (UNAUDITED)            (UNAUDITED)
Carrier services..................................  $281,744    $112,916   $521,000    $198,014
Retail services...................................    24,315          --     40,600          --
                                                    --------    --------   --------    --------
     Total Revenue................................   306,059     112,916    561,600     198,014
Cost of services (exclusive of depreciation and
  amortization shown separately below)............   266,475     102,650    490,330     182,804
Selling, general and administrative...............    27,562       4,905     51,338       8,674
Depreciation and network amortization.............     3,772       1,175      9,323       2,434
Amortization of intangibles.......................    14,981       1,185     27,189       2,163
Restructuring credit..............................    (3,995)         --     (3,995)         --
                                                    --------    --------   --------    --------
     Total Operating Expenses.....................   308,795     109,915    574,185     196,075
                                                    --------    --------   --------    --------
     Operating Income (Loss)......................    (2,736)      3,001    (12,585)      1,939
Interest and other income.........................     6,635         689      9,254         872
Interest expense..................................    14,027       1,976     28,572       4,315
Foreign exchange gain (loss)......................      (321)         --        211          --
                                                    --------    --------   --------    --------
     Income (Loss) From Continuing Operations
       Before Income Taxes........................   (10,449)      1,714    (31,692)     (1,504)
Income taxes (benefit)............................     1,345         986     (2,115)        224
                                                    --------    --------   --------    --------
     Income (Loss) From Continuing Operations.....   (11,794)        728    (29,577)     (1,728)
Net income (loss) from discontinued operations....       225       3,539     (6,149)      8,148
Net gain (loss) on sale of discontinued
  operations......................................    35,773     (12,342)    35,773     (12,342)
                                                    --------    --------   --------    --------
     Net Income (Loss)............................    24,204      (8,075)        47      (5,922)
Preferred stock dividends.........................       531         413      1,163         413
                                                    --------    --------   --------    --------
     Net Income (Loss) Available to Common
       Stockholders...............................  $ 23,673    $ (8,488)  $ (1,116)   $ (6,335)
                                                    ========    ========   ========    ========
Income (Loss) Per Common Share:
     Basic:
          Continuing Operations...................  $  (0.20)   $   0.01   $  (0.53)   $  (0.06)
          Discontinued Operations.................      0.60       (0.24)      0.51       (0.11)
                                                    --------    --------   --------    --------
          Net Income (Loss).......................  $   0.40    $  (0.23)  $  (0.02)   $  (0.17)
                                                    ========    ========   ========    ========
     Diluted:
          Continuing Operations...................  $  (0.20)   $   0.01   $  (0.53)   $  (0.06)
          Discontinued Operations.................      0.60       (0.24)      0.51       (0.11)
                                                    --------    --------   --------    --------
          Net Income (Loss).......................  $   0.40    $  (0.23)  $  (0.02)   $  (0.17)
                                                    ========    ========   ========    ========
Weighted Average Shares Outstanding:
     Basic........................................    60,126      36,375     57,658      36,232
                                                    ========    ========   ========    ========
     Diluted......................................    97,750      43,401     92,952      41,474
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

     During the first four months of 2000, the Company monetized its investment in CIS accounts receivable and inventories in the normal course of business. The remaining assets of CIS, which were not material, were sold in a private transaction completed in May 2000. The Company's only remaining discontinued operation as of the date of this Report is its NACT Switching Division.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     The net gain (loss) realized on the sale of discontinued operations in the second quarter of 2000 consisted of the following (in thousands):

                                                              JUNE 30,
                                                                2000
                                                              --------
Telco Systems Division......................................  $203,934
NACT Switching Division.....................................   (80,445)
WLL Division................................................     2,611
CIS Division................................................      (551)
Other.......................................................      (999)
                                                              --------
          Gain before income taxes..........................   124,550
Provision for income taxes..................................   (88,777)
                                                              --------
          Net gain on sale of discontinued operations.......  $ 35,773
                                                              ========

     The loss recorded for NACT primarily relates to a write-down of NACT's goodwill to reflect management's revised estimate of the net realizable value of NACT. The provision for income taxes represents approximately 71% of the gain before income taxes, significantly higher than statutory tax rates primarily due to the non-deductibility of NACT and Telco Systems goodwill written-off.

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

     FaciliCom is a multi-national long distance service carrier focused on providing international telecommunications services to other carriers worldwide. FaciliCom provides these services over its carrier-grade international network, which consists of 17 gateway switches as well as a satellite earth station. Given the

                      WORLD ACCESS, INC. AND SUBSIDIARIES
duplication of network assets between FaciliCom and the Company, including switching and transmission equipment, the Company made the decision in late 1999 to shut down and dispose of its six gateway switches located in Chicago, Los Angeles, Newark, Dallas, San Francisco and London. All of the U.S. switches were effectively taken out of service as of December 31, 1999. The U.K. switch is being utilized on a limited basis and is scheduled to be taken out of service by September 30, 2000, three months later than the Company's initial estimate. The ongoing costs of operating the U.K. switch continue to be charged to current operations. The restructuring charge also provided for the write-off of leasehold improvements at the six switch sites and lease commitments remaining on certain facilities and equipment taken out of service.

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
                                                              ========     ========

     In connection with the LDI acquisition, the Company assumed a $10.0 million loan with a stockholder of LDI pursuant to a term loan agreement. The loan bears interest at 12.25% per annum and was originally

                      WORLD ACCESS, INC. AND SUBSIDIARIES
scheduled to mature on July 20, 2000. In July 2000, the loan was amended to adjust the principal by the amount of the accrued interest and extend the maturity date to July 20, 2002. At anytime after July 20, 2001, the holder of the term loan has the right to demand that the Company immediately repay the loan. The holder of the term loan also has an option to exchange the debt, including accrued interest, at anytime prior to its maturity date for shares of the Company's common stock valued at $11.50 per share.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

NOTE H:  LITIGATION

     Following the Company's announcement in early 1999 regarding earnings expectations for the quarter and year ended December 31, 1998 and the subsequent decline in the price of the Company's common stock, 23 class action shareholder suits were filed against the Company. The Company and certain of its then current officers and directors were named as defendants. These suits arise from alleged misstatements of material

                      WORLD ACCESS, INC. AND SUBSIDIARIES
information in and alleged omission of material information from some of the Company's securities filings and other public disclosures, principally related to product development, inventory and sales activities during the fourth quarter of 1998. These class action suits were consolidated into a single action for all pretrial proceedings in the United States District Court for the Northern District of Georgia. Plaintiffs have requested damages in an unspecified amount in their complaints.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total revenue from continuing operations:

                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                JUNE 30,             JUNE 30,
                                                           -------------------   ----------------
                                                             2000       1999       2000     1999
                                                           --------   --------   --------   -----
Carrier services.......................................      92.1%     100.0%      92.8%    100.0%
Retail services........................................       7.9         --        7.2        --
                                                            -----      -----      -----     -----
     Total revenue.....................................     100.0      100.0      100.0     100.0
Cost of services (exclusive of depreciation and
  amortization)........................................      87.1       90.9       87.3      92.3
Selling, general and administrative....................       9.0        4.3        9.1       4.4
Depreciation and network amortization..................       1.2        1.0        1.7       1.2
Amortization of intangibles............................       4.9        1.1        4.8       1.1
Restructuring credit...................................      (1.3)        --        (.7)       --
                                                            -----      -----      -----     -----
     Total operating expenses..........................     100.9       97.3      102.2      99.0
                                                            -----      -----      -----     -----
     Operating income (loss)...........................       (.9)       2.7       (2.2)      1.0
Interest and other income..............................       2.2         .5        1.6        .4
Interest expense.......................................       4.6        1.7        5.1       2.2
Foreign exchange gain (loss)...........................       (.1)        --         --        --
                                                            -----      -----      -----     -----
     Income (loss) from continuing operations income
       taxes...........................................      (3.4)       1.5       (5.7)      (.8)
Income taxes (benefit).................................        .5         .9        (.4)       .1
                                                            -----      -----      -----     -----
     Income (loss) from continuing operations..........      (3.9)%       .6%      (5.3)%     (.9)%
                                                            =====      =====      =====     =====

SECOND QUARTER 2000 CONTINUING OPERATIONS COMPARED TO SECOND QUARTER 1999 CONTINUING OPERATIONS

     Revenue. Total revenue increased $193.1 million, or 171.1%, to $306.1 million in the second quarter of 2000 from $112.9 million in the second quarter of 1999. The increase was due to the acquisitions of Comm/Net in May 1999, FaciliCom in December 1999 and NETnet in February 2000 (the "Acquisitions") and organic growth. On a pro forma basis, giving effect to the Acquisitions as if completed on January 1, 1999, second quarter 2000 revenue increased by approximately $71.0 million, or 30.0%, as compared to the second quarter of 1999.

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

     Pursuant to a Carrier Services Agreement with WorldCom, the Company recorded approximately $63.0 million of revenue and related cost of services (exclusive of depreciation and amortization) of $35.4 million during the second quarter of 2000. This represented approximately 20.6% and 13.3% of the Company's total revenue and cost of services (exclusive of depreciation and amortization) from continuing operations, respectively. The Company expects the percentage of its total revenue contributed by WorldCom to decrease during the second half of 2000 in connection with its acquisitions of Star, WorldxChange and TelDaFax.

     Cost of Services (Exclusive of Depreciation and Amortization). Cost of services (exclusive of depreciation and amortization), referred to herein as "cost of services", increased $163.8 million, or 159.5%, to $266.5 million in the second quarter of 2000 from $102.7 million in the second quarter of 1999. This increase is primarily due to the acquisitions of Comm/Net in May 1999, FaciliCom in December 1999 and NETnet in February 2000. As a percentage of revenues, cost of services decreased to 87.1% of revenues for the quarter ended June 30, 2000 as compared to 90.9% for the quarter ended June 30, 1999.

     This decrease in cost of services as a percentage of total revenues was due to several factors, including favorable costs related to WorldCom traffic, the inclusion of retail revenue and overall economies of scale associated with the significant increase in total revenue. The economies of scale include benefits from access to larger carrier vendors, lower purchasing rates due to increases in minute traffic volumes and greater utilization of fixed network facilities. The Company expects that a reduced overall dependency upon WorldCom traffic and pricing pressures due to increased competition may adversely affect its costs of services in the future, particularly in the carrier services business. Management expects to offset these pressures through increased retail services revenue, the realization of cost synergies from the Acquisitions and direct termination reductions realized through new direct transit agreements.

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

     Pursuant to a Carrier Services Agreement with WorldCom, the Company recorded approximately $116.0 million of revenue and related cost of services (exclusive of depreciation and amortization) of $70.4 million during the first half of 2000. This represented approximately 20.7% and 14.4% of the Company's total revenue and cost of services (exclusive of depreciation and amortization) from continuing operations, respectively. The Company expects the percentage of its total revenue and gross profit contributed by WorldCom to decrease during the second half of 2000 in connection with its acquisitions of Star, WorldxChange and TelDaFax.

     Cost of Services (Exclusive of Depreciation and Amortization). Cost of services (exclusive of depreciation and amortization), referred to herein as "cost of services", increased $307.5 million, or 168.2%, to $490.3 million in the first half of 2000 from $182.8 million in the first half of 1999. This increase is primarily due to the acquisitions of Comm/Net in May 1999, FaciliCom in December 1999 and NETnet in February 2000. As a percentage of revenues, cost of services decreased to 87.3% of revenues for the first half of 2000 as compared to 92.3% for the first half of 1999.

     This decrease in cost of services as a percentage of total revenues was due to several factors, including favorable costs related to WorldCom traffic, the inclusion of retail revenue and overall economies of scale associated with the significant increase in total revenue. The economies of scale include benefits from access to larger carrier vendors, lower purchasing rates due to increases in minute traffic volumes and greater utilization of fixed network facilities. The Company expects that a reduced overall dependency upon WorldCom traffic and pricing pressures due to increased competition may adversely affect its cost of services in the future, particularly in the carrier services business. Management expects to offset these pressures through increased retail services revenue, the realization of cost synergies from the Acquisitions and direct termination reductions realized through new direct transit agreements.

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

     In connection with the sales of these two businesses and certain other Equipment Group transactions, the Company recorded a pre-tax gain in the second quarter of $124.5 million. After income taxes and a charge to write-down remaining Equipment Group assets to estimated net realizable value, the net gain recorded was $35.8 million. The income tax provision related to this gain was 71.3%, significantly higher than statutory tax rates primarily due to the non-deductibility of Telco Systems and NACT goodwill written-off. The actual taxes to be paid in cash by the Company as a result of the sale of Telco Systems and WLL is expected to be significantly less than the book provision due to the tax basis of these assets and net operating loss carryforwards available to the Company.

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
                      4.2 (f) --   Sales
                      4.2 (h) --   Compensation
                      4.2 (l) --   Litigation

2.2     --   Agreement and Plan of Merger, dated February 11, 2000 among the Company, CTI Merger Co., a Delaware corporation and
             wholly-owned subsidiary of the Company, and Communication
             TeleSystems International d/b/a WORLDxCHANGE Communications,
             a California corporation (incorporated by reference to
             Exhibit 2.2 to the Company's Form 10-Q for the quarter ended
             March 31, 2000, filed with the Commission on May 22, 2000, as amended on August 4, 2000). The following is a list of
             omitted exhibits, schedules and other attachments which the
             Company agrees to furnish supplementally to the Commission upon request:

                   EXHIBITS TO MERGER AGREEMENT:
                   A       --   Form of Escrow Agreement
                   B       --   Form of Opinion of O'Melveny & Myers LLP
                   C       --   Form of Opinion of Long Aldridge & Norman LLP
                   SCHEDULES TO MERGER AGREEMENT:
                   3.1 (b) --   Organization and Authorization
                   3.2     --   Authorized and Outstanding Stock
                   3.4     --   Financial Statements
                   3.5     --   Undisclosed Liabilities
                   3.6     --   Legal Issues
                   3.7     --   Property
                   3.10(a) --   Intellectual Property
                   3.10(b) --   Computer Software and Databases
                   3.10(c) --   Year 2000 Compliance
                   3.11    --   Litigation
                   3.12(a) --   Benefit Plans
                   3.12(d) --   Benefit Plans
                   3.12(h) --   Benefit Plans
                   3.13    --   Collective Bargaining
                   3.15    --   Investments
                   3.16    --   Tax Matters
                   3.18    --   Contracts and Commitments
                   3.19    --   No Conflict
                   3.20    --   Agreements in Full Force and Effect
                   3.21    --   Required Consents and Approvals

                   3.22    --   Certain Changes and Events
                   4.1     --   Organization
                   4.3     --   No Conflict
                   4.5     --   Capital Structure
                   4.6     --   Reports and Financial Statements
                   4.10    --   Required World Access Stockholder Vote
                   4.13    --   Litigation; Compliance with Laws
                   4.14    --   Absence of Certain Changes or Events
                   4.15    --   Tax Matters
                   5.1 (b) --   Dividends; Changes in Share Capital
                   5.1 (c) --   Issuance of Securities
                   5.1 (e) --   Acquisitions
                   5.1 (f) --   Sales
                   5.1 (g) --   Investments; Indebtedness
                   5.1 (h) --   Compensation
                   5.1 (j) --   Material Agreements

 2.3*  --   Purchase and Transfer Agreement, dated June 14, 2000, among the Company, TelDaFax AG, Dr. Henning F. Klose, Apax Germany
            II L.P., Apax Funds Nominees Ltd. fur "B" Account, Apax
            Funds Nominees Ltd. fur "D" Account, AP Vermogensverwaltung
            Gesellschaft burgerlichen Rechts and A&M GmbH & Co
            Vermogensverwaltung KG. The following is a list of omitted schedules and other attachments which the Company agrees to furnish supplementally to the Commission upon request:

                   EXHIBITS TO AGREEMENT:
                    4.1.2     --   Contribution/Exchange Agreement
                    5.3       --   Form of Agreement on Transfer of Title to Sold Shares
                    5.5       --   Registration Rights Term Sheet
                    8.2       --   Resolutions of Supervisory Board of TelDaFax
                    9.3.2     --   Letter from Custodian Bank
                   10.2.1     --   Information Regarding TelDaFax
                   11.2.3.2   --   Trade Marks and Patents
                   11.3.1.7   --   Shares on Subsidiaries Not Paid In
                   11.3.1.8   --   Satzung der TelDaFax Aktiengesellschaft
                   11.3.1.9   --   Shareholders' Agreements
                   11.3.1.10  --   Letter of Intent Regarding Dacotec GmbH
                   11.3.1.12  --   Noch night eingetragene Gesellschafterbeschlusse
                   11.3.3.2   --   Technologies
                   11.3.4.1   --   Ruckstellungsproblematik (TMI)
                   11.3.5.4   --   CSN-Contract DTAG
                   11.3.6.1   --   Anhangige Rechtsstrei tigk eiten der TelDaFax
                   11.3.7.1   --   Anstellungsvertrag

                   11.3.7.4   --   Employees
                   11.3.7.5   --   Key Employees
                   11.3.10    --   Sondereinflusse auf Personalkosten 2000
                   11.4.6     --   Necessary Consents
                   11.4.7     --   U.S. Governmental Approvals

 3.1   --   Certificate of Incorporation of the Company and Amendments
            to Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company's Form S-4, filed with the Commission on October 6, 1998, Registration No.
            333-65386; Amendment to Certificate of Incorporation
            incorporated by reference herein to Exhibit 3.2 to Form 8-K of the Company's predecessor, World Access, Inc., filed with the Commission on October 28, 1998).
 3.2   --   Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1998, filed with the Commission on
            April 9, 1999).
 3.3   --   Certificate of Designation of 4.25% Cumulative Senior
            Perpetual Convertible Preferred Stock, Series A
            (incorporated by reference herein to Exhibit 4 to the
            Company's Form 8-K, filed with the Commission on May 3,
            1999).
 3.4   --   Certificate of Designation of 4.25% Cumulative Junior
            Convertible Preferred Stock, Series B (incorporated by
            reference herein to Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on July 14, 1999).
 3.5   --   Certificate of Designation of Convertible Preferred Stock,
            Series C (incorporated by reference to Exhibit 1.7(b) to
            Appendix A to the Company's Proxy Statement dated November
            5, 1999 relating to the Special Meeting of Stockholder held on December 7, 1999).
 3.6   --   Certificate of Designation of Convertible Preferred Stock,
            Series D (incorporated by reference to Exhibit 4 to the
            Company's Form 8-K, filed with the Commission on February
            28, 2000).
 3.7*  --   Certificate of Designation of Convertible Preferred Stock,
            Series E.
 3.8   --   Bylaws of the Company (incorporated by reference herein to
            Exhibit 3.2 to the Company's Form S-4, filed with the
            Commission on October 6, 1998, Registration No. 333-65389).
 4.1   --   Certificate of Designation of 4.25% Cumulative Senior
            Perpetual Convertible Preferred Stock, Series A
            (incorporated by reference herein to Exhibit B to the
            Company's Form 8-K, filed with the Commission on May 3,
            1999).
 4.2   --   Certificate of Designation of 4.25% Cumulative Junior
            Convertible Preferred Stock, Series B (incorporated by
            reference herein to Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on July 14, 1999).
 4.3   --   Certificate of Designation of Convertible Preferred Stock,
            Series C (incorporated by reference to Exhibit 1.7(b) to
            Appendix A to the Company's Proxy Statement dated November
            5, 1999 relating to the Special Meeting of Stockholders held on December 7, 1999).
 4.4   --   Certificate of Designation of Convertible Preferred Stock,
            Series D (incorporated by reference to Exhibit 4 to the
            Company's Form 8-K, filed with the Commission on February
            28, 2000).
 4.5   --   Certificate of Designation of Convertible Preferred Stock,
            Series E (incorporated by reference to Exhibit 3.7 hereto).
27.1*  --   Financial Data Schedule (for SEC use only).

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

                                                WORLD ACCESS, INC.

Dated: September 8, 2000                                        By: /s/ BRYAN D. YOKLEY
                                                  ----------------------------------------------------
                                                                    Bryan D. Yokley
                                                  Executive Vice President and Chief Financial Officer

                           [World Access, Inc., LOGO]