Form 10-K/A
period 1999-12-31
WORLD ACCESS INC /NEW/
filed 2000-10-06
CIK 1071645

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


     Extensive Facilities-Based International Telecommunications Network. We have acquired a carrier-grade network in 14 countries, including the United States and the top ten Western European international long distance markets based on our belief that this acquisition would allow us to obtain a platform from which we could expand our revenues. Thus, we believe this acquisition would give us the ability to more quickly enter markets than other entrants. FaciliCom's early entrant approach, implemented through our local management and operations, has allowed us to enter into interconnection agreements more readily than companies without these resources and provides us with a lower cost structure than many of our competitors serving these regions who do not have these agreements. Due to the recent liberalization of regulations regarding interconnection and licensing it has become easier for new entrants to compete in the telecommunications market in Europe. Non-discriminatory access to the infrastructure of dominant carriers has been mandated throughout Europe, while licensing requirements have been drastically reduced. Our network has been designed and built to allow us to offer high-quality services, control our termination and network costs and cost-effectively expand our service offerings. By adding relatively inexpensive routers to our asynchronous transfer mode network, we intend to further expand our dial-up Internet access services with little additional investment. We believe that this network gives us an early entrant advantage and positions us to increase our revenue and improve gross margins in future periods.


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


     Established Wholesale Customer Base. We have established a wholesale customer base of over 200 carriers in the United States and 13 European countries, including a majority of the first-tier and emerging carriers, European wireless carriers and seven of the ten largest global international carriers. This significant customer base enables us to rapidly and cost-effectively build traffic volumes as we expand our network. Because many of our customers are also high-quality carriers, we are able to use their facilities on favorable terms to carry traffic on routes where we have no facilities, thereby lowering our network costs. However, the nature of the wholesale telecommunications market is that carriers execute non-exclusive agreements with several carriers, such as World Access, and there are no long-term contracts. Month-to-month traffic volumes by customer vary considerably and are unpredictable in the short-term.


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


     Our merger with Star is expected to further strengthen our position in the European long distance market. Our pan-European network will be greatly enhanced with Star's network assets and licenses in Germany, the largest telecommunications market in Europe, which we believe will allow us to expand our revenues to both new and existing customers. In addition to 24 international gateway switches and ownership on 17 transoceanic cable systems, Star also has interconnections between 23 German cities. Star's wholesale business will provide us with further scale and network economies as we attempt to expand our retail presence. We believe that the combined traffic of World Access and Star will reduce our overall termination costs throughout the world.


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


     Our acquisition of WorldxChange represents a major step forward in our plans to become a leader in enhanced retail telecommunications services throughout Europe. WorldxChange has a significant presence in key European markets such as the United Kingdom, Germany and the Benelux, principally serving small- to-medium sized business customers. In addition, WorldxChange has developed state-of-the-art, Internet-based information management systems, incorporating all key aspects of retail telecom services, including provisioning, billing, fraud protection and customer care. We expect these capabilities to serve as the foundation for our retail management systems and future revenue growth throughout Europe.


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

     We believe that contracting with Armstrong Holdings for these customized systems gives us a strategic advantage over many emerging carriers because we receive timely and accurate reporting of our customer traffic, revenues and margins without incurring the significant costs associated with developing and maintain-ing our own data center. The Armstrong Holdings data center utilizes IBM mainframe systems with full disaster recovery and back-up facilities and provides 24 hours per day, seven days per week data center support. Armstrong Holdings provides us with experienced professionals and programmers to further customize and support our growing and changing needs for management information services. To date, we have not experienced any significant delays in billing our wholesale customers. We attempt to bill our customers within five business days after a billing cycle has been completed. We believe that our arrangement with Armstrong Holdings enables us to effectively and efficiently manage our growing requirements relating to information technologies.

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

     The French licensing regime, in accordance with the European Union Licensing Directive, requires an individual licence for public network provision and/or voice telephony, for mobile telephony and for independent networks that require frequencies. All other services can be provided under a general authorization. We hold a license for the construction of network infrastructure and the provision of public and private voice telephony services by facilities or resale and a license for the provision of nationwide voice telephony services to the public in France.

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

                                                SQUARE FOOTAGE                LEASE EXPIRES
                                                --------------                -------------
CONTINUING OPERATIONS
Washington, D.C. .............................      49,600       March 2008
New York, New York............................      10,700       January 2009
Dallas, Texas.................................       8,300       October 2004
Chicago, Illinois.............................       7,100       March 2001
Los Angeles, California.......................       5,400       November 2002
Miami, Florida................................       4,400       November 2007
Other switch sites and offices................       7,800       Various
                                                   -------
          Total United States.................      93,300
                                                   =======

Sweden........................................      57,000       November 2003; September 2005
Germany.......................................      39,700       January 2002
United Kingdom................................      26,500       December 2001; January 2003
Austria.......................................      18,600       January 2008; July 2008
Spain.........................................      18,400       August 2003
Switzerland...................................      16,700       October 2003; June 2008
Belgium.......................................      15,100       March 2005
France........................................      10,900       April 2000; July 2007
Italy.........................................      10,500       June 2004

                                                SQUARE FOOTAGE                LEASE EXPIRES
                                                --------------                -------------
Norway........................................       9,200       February 2001
Finland.......................................       8,200       October 2001
Other switch sites and offices................       6,200       Various
                                                   -------
          Total Europe........................     237,000
                                                   -------
          Total Continuing Operations.........     330,300
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


     In March 2000, the SEC issued SAB 101A -- Amendment: Revenue Recognition in Financial Statements, that delays the implementation date of certain provisions of SAB 101. Under the amendment, the Company is not required to restate its prior financial statements provided that the Company reports a change in accounting principle no later than the second fiscal quarter (ending June 30, 2000) in accordance with FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. In accordance with FAS 3, for companies that adopt SAB 101 in the second quarter, financial information for the first quarter would be restated by including a cumulative effect adjustment in that quarter (i.e., the first quarter). The Company does not believe the adoption of SAB 101 will have a material effect on its consolidated financial position or results of operations.


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


     In March 2000, the SEC issued SAB 101A -- "Amendment: Revenue Recognition in Financial Statements", that delays the implementation date of certain provision of SAB 101. Under the amendment, the Company is not required to restate its prior financial statements provided that the Company reports a change in accounting principle no later than the second fiscal quarter (ending June 30, 2000) in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". In accordance with FAS 3, for companies that adopt SAB 101 in the second quarter, financial information for the first quarter would be restated by including a cumulative effect adjustment in that quarter (i.e., the first quarter). The Company does not believe the adoption of SAB 101 will have a material effect on its consolidated financial position or results of operations.


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


     In connection with the FaciliCom Merger, the stockholders of FaciliCom received approximately $56.0 million in cash, 369,901 shares of Convertible Preferred Stock, Series C (the "Series C Preferred Stock"), and 495,557 vested options that each may be exercised to acquire one share of the Company's common stock at an average exercise price of $2.63 per share. In addition, the Company issued 1,912,500 non-qualified options to purchase Company common stock at an exercise price of $15.00 per share in exchange for substantially all the options held by FaciliCom's employees. The Series C Preferred Stock which has a $369.9 million liquidation preference was valued at $265.5 million based on the fair value of the assets received as of the date of acquisition. The stock options were valued at $24.8 million based on the Black-Scholes option valuation model. Included in other liabilities in the table below, is $300.0 million 10 1/2% FaciliCom Series B

                      WORLD ACCESS, INC. AND SUBSIDIARIES

Senior Notes due 2008 which were exchanged for the Company's 13.25% Senior Notes due 2008 having an aggregate principal amount of $300.0 million. As consideration for this exchange the Company issued 942,627 shares of its common stock valued at $15.0 million to FaciliCom noteholders.

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

                                                        SHARES UNDERLYING    TOTAL SHARES
                                            SHARES         DERIVATIVE        BENEFICIALLY    PERCENTAGE
NAME                                       OWNED(1)       SECURITIES(2)        OWNED(1)        OWNED
----                                       ---------    -----------------    ------------    ----------
World Access Common Stock
Armstrong International
  Telecommunications, Inc.(3)............         --       15,162,015         15,162,015        20.3%
  One Armstrong Place
  Butler, PA 16001
WorldCom Network Services, Inc.(4).......  6,327,344               --          6,327,344        10.6
  500 Clinton Center Drive
  Clinton, MS 39056
The 1818 Fund III, L.P.(5)...............         --        6,086,956          6,086,956         9.3
  59 Wall Street
  New York, NY 10005
Morgan Stanley & Co. Incorporated(6).....         --        5,685,111          5,685,111         8.7
  1585 Broadway
  New York, NY 10036
Walter J. Burmeister+++(7)...............         --        1,135,694          1,135,694         1.9
Kirby J. Campbell+.......................         --               --                 --           *
Bryan Cipoletti+.........................         --               --                 --           *
Stephen J. Clearman+(8)..................  1,309,044          167,000          1,476,044         2.5
John P. Imlay, Jr.+......................     59,900          179,000            238,900           *
John D. Phillips+++(9)...................  1,312,500        1,117,000          2,429,500         4.0
Massimo Prelz Oltramonti+(10)............  1,885,251          100,000          1,985,251         3.3
John P. Rigas+(11).......................    816,942          100,000            916,942         1.5
Carl E. Sanders+(12).....................     62,000          179,000            241,000           *
Dru A. Sedwick+..........................         --               --                 --           *
Lawrence C. Tucker+(5)...................         --        6,186,956          6,186,956         9.4
W. Tod Chmar++...........................    312,500           25,000            337,500           *
Mark A. Gergel++(13).....................     26,791          237,500            264,291           *
Michael F. Mies++(13)....................      2,267           28,750             31,017           *
A. Lindsay Wallace++(13).................        496          172,380            172,876           *
All directors and executive officers as a
  group (15 persons).....................  5,787,691        9,628,280         15,415,971        16.1

                                                        SHARES UNDERLYING    TOTAL SHARES
                                            SHARES         DERIVATIVE        BENEFICIALLY    PERCENTAGE
NAME                                       OWNED(1)       SECURITIES(2)        OWNED(1)        OWNED
----                                       ---------    -----------------    ------------    ----------
Series A Preferred Stock
The 1818 Fund III, L.P...................     50,000           20,000             70,000       100.0

Series C Preferred Stock
Armstrong International
  Telecommunications, Inc................    309,002               --            309,002        88.2
Walter J. Burmeister.....................     19,161               --             19,161         5.5
Juan Carlos Valls........................     19,161               --             19,161         5.5
  1530 Key Boulevard #306
  Arlington, VA 22209

Series D Preferred Stock
Morgan Stanley & Co. Incorporated........    102,332               --            102,332        55.3
AIM High Yield Fund......................     16,851               --             16,851         9.1
  11 Greenway Plaza, #1919
  Houston, TX 77046
NETnet International S.A.................     14,800               --             14,800         8.0
  Siege Social; L-1611
  41 Avenue de la Gare
  R.C. Luxemburg B49615
Kemper High Yield Series.................     11,794               --             11,794         6.4
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


                                                          WORLD ACCESS, INC.

Dated October 6, 2000                                                     By: /s/ BRYAN D. YOKLEY
                                                            ----------------------------------------------------
                                                                              Bryan D. Yokley
                                                            Executive Vice President and Chief Financial Officer