Form 10-Q/A
period 2000-03-31
WORLD ACCESS INC /NEW/
filed 2000-10-06
CIK 1071645

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

                                AMENDMENT NO. 3

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

           ----------------.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

The Series D Preferred Stock, which has a $185.0 million liquidation preference, was valued at $217.6 million. In addition, the Company issued 1,500,000 non-qualified options to purchase Company common stock at an exercise price of $18.50 per share in exchange for substantially all the stock options held by LDI's employees. The new stock options were valued at $21.7 million based on the Black-Scholes option valuation model.


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


Dated: October 6, 2000

                           [World Access, Inc., LOGO]