Form 10-Q/A
period 2000-06-30
WORLD ACCESS INC /NEW/
filed 2000-10-06
CIK 1071645

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

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

     In 1999, management adopted a strategy designed to build on the Company's U.S.-based carrier service business and position the Company to become a significant provider of bundled voice, data and Internet services to retail business customers located in selected European countries. Management believes that the European telecommunications market has become extremely fragmented in recent years due primarily to deregulation and significant forecasted growth. As a result, management expects that a significant consolidation of carriers operating in Europe will occur in the next few years, not unlike that which occurred in the United States telecommunications market during the late 1980's and 1990's. The strategy is to establish a pan-European telecommunications network and gain significant market share during this period as a consolidator in this market. To execute this strategy, management intends to aggressively pursue the acquisition of businesses, with a particular emphasis on those that provide retail services to small and medium sized businesses operating in Europe.



     To support its retail services strategy, the Company acquired FaciliCom in December 1999. FaciliCom had invested in excess of $200.0 million over the past few years to establish an inter-country network in the U.S. and 13 European countries. Although the vast majority of its revenue was derived from transporting traffic for other carriers, similar to the Company's base business, FaciliCom's network was also capable of supporting certain retail traffic and related services. This acquisition effectively doubled the size of the Company's carrier service revenue, provided a significant amount of European originated revenue and lowered the combined company's costs of terminating international traffic in Europe.



     The Company entered 2000 with an annual pro forma revenue base in excess of $1.0 billion, almost all of which relates to transporting traffic for other carriers. In February 2000, the Company acquired substantially all the assets of LDI. The most significant and strategic asset acquired was NETnet International, a wholly-owned subsidiary. NETnet, which had revenue of approximately $83.0 million in 1999, provides an array of telecommunications services to small and medium sized business customers in Austria, France, Germany, Italy, Norway, Spain, Sweden, Switzerland and the United Kingdom.


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


     With the addition of NETnet, the Company now generates approximately eight percent of its total revenue from retail services and the remainder from its base carrier business. Of the total revenue, approximately 60% results from traffic originated in the United States and 40% from traffic originated in Europe.



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



     On a combined basis, the networks and operations of the Company, Star and WorldxChange contain redundant switching equipment, facilities and personnel. Management expects to eliminate these redundant assets and significantly reduce the headcount of the combined company in an effort to realize cost synergies. Implementing this process includes the write-down of switching and transmission equipment taken out of service, the write-off of certain leasehold improvements, establishing provisions for lease commitments remaining on certain facilities and equipment taken out of service, employee termination benefits and other related costs. To the extent that these items relate to World Access facilities and personnel, the Company will record a one-time restructuring charge in accordance with EITF 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. All other costs relate to facilities and personnel of Star and WorldxChange and accordingly, will be treated as purchase price in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Although management has not yet finalized the restructuring program, it is expected to be approved in its final form and adopted immediately following the mergers. Management has not yet determined the actual restructuring charges and purchase price adjustments to be recorded but expects that they will be significant.


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


     In June 2000, the Company agreed to acquire all or a majority of TelDaFax, a provider of bundled fixed line, wireless, Internet and e-commerce services to business and residential customers in Germany. In 1999, TelDaFax had revenue of approximately $329.0 million. As of June 30, 2000, TelDaFax had cash and marketable securities of approximately $26.0 million, with essentially no debt.



     TelDaFax currently operates nine switches and has 170 interconnection points within Germany. It is also in the process of deploying a 2,800-kilometer fiber optic network between selected German cities that will provide the foundation for future growth in its service offerings. The TelDaFax network, together with the existing network assets of the Company and Star, will give the Company an extensive telecommunications network in Germany. In addition, TelDaFax has a dedicated sales force that consists of approximately 350 direct sales personnel and over 1,000 non-exclusive sales agents.


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

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of total revenue from continuing operations:


                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                JUNE 30,             JUNE 30,
                                                           -------------------   ----------------
                                                             2000       1999       2000     1999
                                                           --------   --------   --------   -----
Carrier services.......................................      92.1%     100.0%      92.8%    100.0%
Retail services........................................       7.9         --        7.2        --
                                                            -----      -----      -----     -----
     Total revenue.....................................     100.0      100.0      100.0     100.0
Cost of services (exclusive of depreciation and
  amortization)........................................      87.1       90.9       87.3      92.3
Selling, general and administrative....................       9.0        4.3        9.1       4.4
Depreciation and network amortization..................       1.2        1.0        1.7       1.2
Amortization of intangibles............................       4.9        1.1        4.8       1.1
Restructuring credit...................................      (1.3)        --        (.7)       --
                                                            -----      -----      -----     -----
     Total operating expenses..........................     100.9       97.3      102.2      99.0
                                                            -----      -----      -----     -----
     Operating income (loss)...........................       (.9)       2.7       (2.2)      1.0
Interest and other income..............................       2.2         .5        1.6        .4
Interest expense.......................................       4.6        1.7        5.1       2.2
Foreign exchange gain (loss)...........................       (.1)        --         --        --
                                                            -----      -----      -----     -----
     Income (loss) before income taxes.................      (3.4)       1.5       (5.7)      (.8)
Income taxes (benefit).................................        .5         .9        (.4)       .1
                                                            -----      -----      -----     -----
     Income (loss) from continuing operations..........      (3.9)%       .6%      (5.3)%     (.9)%
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


     Minutes of traffic billed in the second quarter of 2000 were 2.2 billion, an increase of 530.0% from the 349.6 million minutes of traffic billed in the second quarter of 1999. The increased minutes were primarily due to new customers and new routes related to the Acquisitions. Average total revenue per minute was $.14, a significant decrease from the average total revenue per minute of $.32 in the second quarter of 1999. The decrease in rates reflects the impact of FaciliCom's intra-European long distance traffic, which traditionally carries significantly lower rates than the Company's historical transatlantic traffic, continued pricing pressures on competitive routes and an increase in traffic in countries with lower rates per minute of use.


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



     Cost of Services (Exclusive of Depreciation and Amortization). Cost of services (exclusive of depreciation and amortization), referred to herein as "cost of services", increased $163.8 million, or 159.5%, to $266.5 million in the second quarter of 2000 from $102.7 million in the second quarter of 1999. This increase is primarily due to the Acquisitions. As a percentage of revenue, cost of services decreased to 87.1% of revenue for the second quarter of 2000 as compared to 90.9% for the second quarter of 1999.



     This decrease in cost of services as a percentage of total revenue was due to several factors, including favorable costs related to WorldCom traffic, the inclusion of retail revenue and overall economies of scale associated with the significant increase in total revenue. The economies of scale include benefits from access to larger carrier vendors, lower purchasing rates due to increases in minute traffic volumes and greater utilization of fixed network facilities. The Company expects that a reduced overall dependency upon WorldCom traffic and pricing pressures due to increased competition may adversely affect its costs of services in the future, particularly in the carrier services business. Management expects to offset these pressures through increased retail services revenue, the realization of cost synergies from the Acquisitions and pending acquisitions of Star, WorldxChange and TelDaFax, and direct termination reductions realized through new direct transit agreements.


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


     Minutes of traffic billed in the first half of 2000 were 3.8 billion, an increase of 565.9% from the 574.0 million minutes of traffic billed in the first half of 1999. The increased minutes were primarily due to new customers and new routes related to the Acquisitions. Average total revenue per minute was $.15, a significant decrease from the average total revenue per minute of $.34 in the first half of 1999. The decrease in rates reflects the impact of FaciliCom's intra-European long distance traffic, which traditionally carries significantly lower rates than the Company's historical transatlantic traffic, continued pricing pressures on competitive routes and an increase in traffic in countries with lower rates per minute of use.


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



     Cost of Services (Exclusive of Depreciation and Amortization). Cost of services (exclusive of depreciation and amortization), referred to herein as "cost of services", increased $307.5 million, or 168.2%, to $490.3 million in the first half of 2000 from $182.8 million in the first half of 1999. This increase is primarily due to the Acquisitions. As a percentage of revenue, cost of services decreased to 87.3% of revenue for the first half of 2000 as compared to 92.3% for the first half of 1999.



     This decrease in cost of services as a percentage of total revenue was due to several factors, including favorable costs related to WorldCom traffic, the inclusion of retail revenue and overall economies of scale associated with the significant increase in total revenue. The economies of scale include benefits from access to larger carrier vendors, lower purchasing rates due to increases in minute traffic volumes and greater utilization of fixed network facilities. The Company expects that a reduced overall dependency upon WorldCom traffic and pricing pressures due to increased competition may adversely affect its cost of services in the future, particularly in the carrier services business. Management expects to offset these pressures through increased retail services revenue, the realization of cost synergies from the Acquisitions and pending acquisitions of Star, WorldxChange and TelDaFax, and direct termination reductions realized through new direct transit agreements.


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

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Sales.......................................................   $24,646    $137,004
Cost of sales...............................................    17,492      87,302
Research and development....................................     5,599       8,772
Selling, general and administrative.........................     9,477      17,572
Goodwill amortization.......................................     1,635       4,474
Other (income) expense, net.................................      (713)      6,307
                                                               -------    --------
  Income (loss) before income taxes.........................    (8,844)     12,577
Income taxes (benefit)......................................    (2,695)      4,429
                                                               -------    --------
  Net income (loss) from operations.........................    (6,149)      8,148
Net gain (loss) on sale.....................................    35,773     (12,342)
                                                               -------    --------
  Net income (loss).........................................   $29,624    $  4,194
                                                               =======    ========

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

     In the fourth quarter of 1999, the Company evaluated the remaining equipment businesses held for sale and compared the net book value for each business to the best estimate of net proceeds expected to be realized from the sale or liquidation of each business. At that time, the Company expected to realize a gain on the sale of Telco Systems and NACT. The basis for the Telco Systems gain was the definitive agreement that had been executed with BATM in February 2000. The basis for the NACT gain was written expressions of interest received from several potential buyers. Since both of these gains were contingent in nature, they were not recorded in the fourth quarter.



     The Company expected to realize a loss on the sale of the WLL division, the liquidation of the CIS division and the sale of certain other equipment assets. Accordingly, these estimated losses were recorded in the fourth quarter of 1999. These losses consisted primarily of the write-down of goodwill and other intangible assets and a provision for estimated operating losses expected to be incurred by these businesses during the period of disposition.


     The assets and liabilities of the discontinued operations are reflected as "Net assets held for sale" in the consolidated balance sheets and consisted of the following (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Accounts receivable.........................................   $15,135      $ 58,080
Inventories.................................................     6,073        26,716
Other current assets........................................     5,065        40,369
                                                               -------      --------
          Total current assets..............................    26,273       125,165
Property and equipment......................................     3,787        13,198
Goodwill and other intangibles..............................    30,258       167,295
Other assets................................................     6,525        17,891
                                                               -------      --------
          Total assets......................................    66,843       323,549
Accounts payable............................................     2,692        22,771
Other current liabilities...................................    16,937        40,840
Other liabilities...........................................     5,749        15,550
                                                               -------      --------
          Net assets held for sale..........................   $41,465      $244,388
                                                               =======      ========

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

     In connection with the sales of these businesses and certain other Equipment Group transactions, and after a charge to write-down the carrying value of NACT to the Company's current estimate of net realizable value, the Company recorded a pre-tax gain in the second quarter of $124.5 million. After income taxes, the net gain recorded was $35.8 million. The income tax provision related to this gain was 71.3%, significantly higher than statutory tax rates, primarily due to the non-deductibility of Telco Systems and NACT goodwill written-off. The actual taxes to be paid in cash by the Company as a result of the sale of Telco Systems and WLL is expected to be significantly less than the book provision due to the tax basis of these assets and net operating loss carryforwards available to the Company.



     The following summarizes the $32.7 million write-down of discontinued operations to net realizable value in the fourth quarter of 1999 and the $35.8 million net gain realized on the sale of equipment businesses in the second quarter of 2000 (in thousands):



                                                        4TH QUARTER   2ND QUARTER
                                                           1999          2000        TOTAL
                                                        -----------   -----------   --------
Telco Systems.........................................   $     --      $203,934     $203,934
NACT..................................................         --       (80,445)     (80,445)
CIS...................................................    (22,079)         (551)     (22,630)
WLL...................................................    (11,717)        2,611       (9,106)
Other.................................................     (5,716)         (999)      (6,715)
                                                         --------      --------     --------
Gain (loss) before income taxes.......................    (39,512)      124,550       85,038
Income taxes..........................................      6,860       (88,777)     (81,917)
                                                         --------      --------     --------
          Net gain (loss).............................   $(32,652)     $ 35,773     $  3,121
                                                         ========      ========     ========



     The Company's only remaining discontinued operation is its NACT Switching Division. The Company has not yet been offered a sales price for this business that management feels appropriately measures its inherent value. In the first half of 2000, NACT had sales and EBITDA of $13.4 million and $1.6 million, respectively, considerably below Company expectations and prior year results. In the second quarter of 2000, the Company wrote-down the carrying value of NACT to approximately $50.0 million based on revised estimates of net realizable value. The Company expects that new products and technology scheduled to be introduced by NACT in the fourth quarter of 2000 and first half of 2001 will significantly increase the value of NACT, but to date the market has not recognized this value.


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


     Commitments and Contingencies. Pursuant to the terms of the Indenture governing the Company's $300.0 million of 13.25% Senior Notes due 2008, the Company has an obligation to utilize the net cash proceeds (as defined in the Indenture) from the sale of certain of the Company's equipment businesses (see "Discontinued Operations") to make a one-time tender offer for all or a portion of the 13.25% Senior Notes outstanding. Based on the sale of Telco Systems in April 2000, the Company is currently obligated to tender for approximately $160.0 million of its 13.25% Senior Notes by January 2, 2001. The net cash relates to the $268.6 million cash element of the Telco Systems sales price, less approximately $11.0 million of transaction expenses and $97.0 million of income taxes. The income taxes represents the net cash liability the Company is expected to incur as a result of the gain it will realize on the sale of Telco Systems for federal and state income tax purposes. Income taxes assume a tax basis for Telco Systems of approximately $92.0 million and a combined federal and state tax rate of 40%.

     The actual price of this tender is defined in the Indenture as the face value of the 13.25% Senior Notes, plus accrued and unpaid interest, less the current market value of $15.0 million, or five points, of Company common stock paid to the noteholders as exchange consideration in December 1999. Assuming $6.00 per share as the value of Company common stock, the current tender price would be approximately 98% of face value, plus accrued and unpaid interest. Since the tender price will be below face value and these notes carry what management believes to be an attractive interest rate, management is not currently able to forecast how much, if any, of the $160.0 million will actually be tendered to the Company. Management has not yet made any determination as to when the $160.0 million tender offer will be made, but will likely delay this offer until such time as the Company's common stock trades at a level management believes to be more appropriate than current trading ranges.



     Under the Indenture, the Company will also be required to tender for a portion of the 13.25% Senior Notes outstanding when it receives additional net cash proceeds from the sale of 9.6 million shares of BATM stock or from the sale of its NACT business. The BATM shares, which had a value of approximately $75.4 million at June 30, 2000, were received by the Company in connection with the sale of Telco Systems. The Company is contractually restricted from selling or otherwise monetizing these shares until April 5, 2001 without the consent of BATM. Any tender offer related to these two events must be commenced within nine months from the date the Company receives the related cash proceeds.


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