Form 10-K/A
period 1999-12-31
WORLD ACCESS INC /NEW/
filed 2000-11-13
CIK 1071645

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

                                  FORM 10-K/A
                                AMENDMENT NO. 4

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

     Established Wholesale Customer Base. We have established a wholesale customer base of over 200 carriers in the United States and 13 European countries, including a majority of the first-tier and emerging carriers, European wireless carriers and seven of the ten largest global international carriers. This customer base enables us to rapidly and cost-effectively build traffic volumes as we expand our network. Because many of our customers are also high-quality carriers, we are able to use their facilities on favorable terms to carry traffic on routes where we have no facilities, thereby lowering our network costs. However, the nature of the wholesale telecommunications market is that carriers execute non-exclusive agreements with several carriers, such as World Access, and there are no long-term contracts. Month-to-month traffic volumes by customer vary considerably and are unpredictable in the short-term.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   ACCUMULATED
                                                      CAPITAL IN        NOTE                          OTHER
                                 PREFERRED   COMMON   EXCESS OF      RECEIVABLE     ACCUMULATED   COMPREHENSIVE
                                   STOCK     STOCK    PAR VALUE    FROM AFFILIATE     DEFICIT         LOSS          TOTAL
                                 ---------   ------   ----------   --------------   -----------   -------------   ---------
                                                                       (IN THOUSANDS)
Balance at January 1, 1997.....    $ --       $163    $   58,518     $     (572)     $  (5,735)     $      --     $  52,374
Net and comprehensive net
  income.......................                                                         13,134                       13,134
Issuance of shares for
  acquisitions of businesses...                 18        12,539                                                     12,557
Release of escrowed shares for
  acquisitions.................                            1,728                                                      1,728
Repayment of loan by
  affiliate....................                                             572                                         572
Issuance of shares for options
  and warrants.................                 12         4,594                                                      4,606
Tax benefit from option and
  warrant exercises............                            6,675                                                      6,675
Other issuances of shares......                              109                                                        109
                                   ----       ----    ----------     ----------      ---------      ---------     ---------
  Balance at December 31,
    1997.......................      --        193        84,163             --          7,399                       91,755
Net and comprehensive net
  loss.........................                                                       (120,202)                    (120,202)
Issuance of shares and options
  for acquisitions of
  businesses...................                232       358,843                                                    359,075
Release of escrowed shares for
  acquisitions.................                            6,592                                                      6,592
Issuance of shares for options
  and warrants.................                 16        10,394                                                     10,410
Tax benefit from option and
  warrant exercises............                           12,759                                                     12,759
Other issuances of shares......                              194                                                        194
                                   ----       ----    ----------     ----------      ---------      ---------     ---------
  Balance at December 31,
    1998.......................      --        441       472,945             --       (112,803)                     360,583
Net loss.......................                                                        (53,023)                     (53,023)
Foreign currency translation
  adjustment...................                                                                          (341)         (341)
                                                                                                                  ---------
Total comprehensive loss.......                                                                                     (53,364)
Issuance of preferred shares
  and option in private
  offering.....................       1                   47,749                                                     47,750
Issuance of common shares in
  private offering.............                 51        81,125                                                     81,176
Issuance of shares, options and
  warrants for acquisitions of
  businesses...................       3         20       325,117                                                    325,140
Dividends on preferred stock...                           (1,968)                                                    (1,968)
Release of escrowed shares for
  acquisitions of businesses...                  1       130,249                                                    130,250
Issuance of shares for licenses
  and other agreements.........                  5         3,193                                                      3,198
Issuance of shares for option
  and warrant exercises........                  4         1,823                                                      1,827
Tax benefit from option and
  warrant exercises............                              650                                                        650
Other issuances of shares......                  1         2,056                                                      2,057
                                   ----       ----    ----------     ----------      ---------      ---------     ---------
  Balance at December 31,
    1999.......................    $  4       $523    $1,062,939     $       --      $(165,826)     $    (341)    $ 897,299
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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     The Facility restricts distributions from the Company's consolidated subsidiaries. Accordingly, the assets and cash flows of such subsidiaries, including WA Telcom Products Co., Inc., the primary obligor on the Convertible Notes, may not be used to pay any dividends to World Access, Inc. As a result, restricted net assets of consolidated subsidiaries of the Company amounted to approximately $313.5 million at December 31, 1999.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     (2) Financial Statement Schedules

  SCHEDULE                 PAGE
   NUMBER                 NUMBER
  --------                ------
  I                        111
  II                       116

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

     (c) The exhibits filed herewith and incorporated by reference herein are set forth on the Exhibit Index beginning on page 108 hereof. Included in those exhibits are the following executive compensation plans and arrangements:

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

---------------

* Previously Filed.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

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

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 4 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          WORLD ACCESS, INC.

Dated November 13, 2000                                                   By: /s/ BRYAN D. YOKLEY
                                                            ----------------------------------------------------
                                                                              Bryan D. Yokley
                                                            Executive Vice President and Chief Financial Officer

                              (WORLD ACCESS LOGO)