Form 10-Q
period 2000-09-30
WORLD ACCESS INC /NEW/
filed 2000-11-20
CIK 1071645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the three months ended September 30, 2000. OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File Number 0-29782

WORLD ACCESS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	58-2398004
(State of Incorporation)	(I.R.S. Employer Identification No.)

945 E. Paces Ferry Road, Suite 2200 Atlanta, Georgia (Address of principal executive offices)	30326 (Zip Code)

(404) 231-2025

(Registrant’s telephone number)

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

      The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 14, 2000 was 73,391,958.

PART I

FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements

WORLD ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS
Current Assets

Cash and equivalents	$324,600	$147,432

Short-term investments	82,249	—

Restricted cash	17,229	32,243

Accounts receivable	226,411	164,768

Net assets held for sale	23,333	244,388

Other current assets	42,946	24,547

Total Current Assets	716,768	613,378

Property and equipment	130,618	136,033

Goodwill and other intangibles	1,097,251	830,234

Investment in TelDaFax	64,242	—

Net advances to WorldxChange	54,650	—

Other assets	74,426	50,159

Total Assets	$2,137,955	$1,629,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Short-term debt	$60,017	$83,837

Accounts payable	260,994	182,107

Other accrued liabilities	167,303	57,590

Total Current Liabilities	488,314	323,534

Long-term debt	407,151	408,338

Other liabilities	3,789	633

Total Liabilities	899,254	732,505

Stockholders’ Equity

Preferred stock	6	4

Common stock	732	523

Capital in excess of par value	1,539,915	1,062,939

Accumulated other comprehensive loss	(22,671)	(341)

Accumulated deficit	(279,281)	(165,826)

Total Stockholders’ Equity	1,238,701	897,299

Total Liabilities and Stockholders’ Equity	$2,137,955	$1,629,804

See notes to consolidated financial statements.

WORLD ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	1999	2000	1999

	(Unaudited)		(Unaudited)

Carrier services	$239,900	$130,210	$760,900	$328,224

Retail services	25,160	—	65,760	—

Total Revenue	265,060	130,210	826,660	328,224

Cost of services (exclusive of depreciation and amortization shown separately below)	234,730	115,973	725,060	298,777

Selling, general and administrative	66,067	5,667	117,405	14,341

Depreciation and network amortization	5,022	1,273	14,345	3,707

Amortization of intangibles	14,797	1,175	41,986	3,338

Expense under WorldxChange management agreement	22,688	—	22,688	—

Restructuring charge	38,321	—	34,326	—

Total Operating Expenses	381,625	124,088	955,810	320,163

Operating Income (Loss)	(116,565)	6,122	(129,150)	8,061

Interest and other income	12,646	913	21,900	1,785

Interest expense	13,899	2,418	42,471	6,733

Foreign exchange gain (loss)	(586)	—	(375)	—

Income (Loss) From Continuing Operations Before Income Taxes	(118,404)	4,617	(150,096)	3,113

Income taxes (benefit)	(17,150)	1,990	(19,265)	2,214

Income (Loss) From Continuing Operations	(101,254)	2,627	(130,831)	899

Net income (loss) from discontinued operations	(4,248)	11,578	(10,397)	19,726

Net gain (loss) on sale of discontinued operations	(8,000)	—	27,773	(12,342)

Net Income (Loss)	(113,502)	14,205	(113,455)	8,283

Preferred stock dividends	744	784	1,907	1,197

Net Income (Loss) Available to Common Stockholders	$(114,246)	$13,421	$(115,362)	$7,086

Income (Loss) Per Common Share:

Basic:

Continuing Operations	$(1.64)	$0.05	$(2.24)	$(0.01)

Discontinued Operations	(0.20)	0.32	0.29	0.20

Net Income (Loss)	$(1.83)	$0.37	$(1.95)	$0.20

Diluted:

Continuing Operations	$(1.64)	$0.04	$(2.24)	$(0.01)

Discontinued Operations	(0.20)	0.27	0.29	0.18

Net Income (Loss)	$(1.83)	$0.31	$(1.95)	$0.18

Weighted Average Shares Outstanding:

Basic	62,281	36,509	59,199	36,245

Diluted	100,209	43,491	95,366	40,048

See notes to consolidated financial statements.

WORLD ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT IN STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Capital in	Other
	Preferred	Common	Excess of	Comprehensive	Accumulated
	Stock	Stock	Par Value	Loss	Deficit	Total

	(Unaudited)

Balance at January 1, 2000	$4	$523	$1,062,939	$(341)	$(165,826)	$897,299

Net loss					(113,455)	(113,455)

Foreign currency translation adjustment				(25,545)		(25,545)

Unrealized gain on marketable securities, net of taxes				3,215		3,215

Total comprehensive loss						(135,785)

Issuance of common and preferred shares in private offerings		39	101,972			102,011

Issuance of preferred shares, common shares and options for acquisition of businesses	2	128	330,304			330,434

Dividends on preferred stock			(1,907)			(1,907)

Conversion of preferred stock into common shares		15	(15)			—

Conversion of debt into common and preferred shares		18	24,600			24,618

Release of escrowed common shares			1,000			1,000

Issuance of common shares for option and warrant exercises		9	11,058			11,067

Tax benefit from option and warrant exercises			2,604			2,604

Accelerated vesting of options			6,273			6,273

Other issuances of common shares			1,087			1,087

Balance at September 30, 2000	$6	$732	$1,539,915	$(22,671)	$(279,281)	$1,238,701

See notes to consolidated financial statements.

WORLD ACCESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,

	2000	1999

	(Unaudited)

Cash Flows From Operating Activities:

Net income (loss)	$(113,455)	$8,283

Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:

Depreciation and amortization	62,216	22,721

Expense under WorldxChange management agreement	22,688	—

Income tax benefits	(24,792)	—

Gain on sale of securities	(7,625)	—

Net (gain) loss from sale of discontinued operations	(27,773)	13,662

Income tax benefit from stock options and warrants	2,604	162

Provision for inventory reserves	263	923

Provision for bad debts	27,184	2,863

Restructuring charge	30,818	—

Stock contributed to employee benefit plan	335	305

Changes in operating assets and liabilities, net of effects from businesses acquired:

Accounts receivable	(74,828)	(50,251)

Inventories	(15,015)	(6,349)

Accounts payable	39,290	30,904

Other assets and liabilities	(52,266)	(5,800)

Net Cash From (Used By) Operating Activities	(130,356)	17,423

Cash Flows From Investing Activities:

Acquisition of businesses, net of cash acquired	25,678	(3,094)

Proceeds from sales of assets	293,209	8,144

Purchase of short-term investments	(84,812)	—

Proceeds from sale of short-term investments and securities	89,742	—

Expenditures for property and equipment	(18,008)	(7,944)

Capitalization of software development costs	(168)	(3,735)

Loans and advances to WorldxChange	(77,338)	—

Net Cash From (Used By) Investing Activities	228,303	(6,629)

Cash Flows From Financing Activities:

Net proceeds from sales of common stock	82,211	—

Net proceeds from sales of preferred stock	19,800	47,751

Short-term borrowings (repayments)	(16,423)	2,000

Issuance of long-term debt	—	1,654

Long-term debt repayments	(15,280)	(9,987)

Payment of preferred stock dividends	(2,154)	(413)

Proceeds from exercise of stock options and warrants	11,067	999

Other	—	(133)

Net Cash From Financing Activities	79,221	41,871

Increase in Cash and Equivalents	177,168	52,665

Cash and Equivalents at Beginning of Period	147,432	55,176

Cash and Equivalents at End of Period	$324,600	$107,841

Supplemental Schedule of Noncash Financing and Investing Activities:

Issuance of common stock for TelDaFax investment	64,242	—

Issuance of common stock for businesses acquired	$22,185	$3,825

Issuance of preferred stock for businesses acquired	222,519	18,539

Issuance of stock options and warrants for businesses acquired	21,731	300

Conversion of debt into common stock	24,292	—

Conversion of note receivable to investment in LDI	4,674	—

Issuance of common stock for technology license agreements	—	2,191

See notes to consolidated financial statements.

WORLD ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A:  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of World Access, Inc. and its majority owned and wholly owned subsidiaries (the “Company”) from their effective dates of acquisition. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included.

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

      The fair values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying values due to their short-term nature. Short-term investments include shares of BATM Advanced Communications Limited (see “Note E”) and other securities with an original maturity of more than three months and a remaining maturity of less than one year. The BATM shares are recorded at fair market value based on trading in the public market, with unrealized gains and losses being recognized as a separate component of stockholders’ equity, net of income taxes. The other short-term investments are recorded at cost as it is the intent of the Company to hold these securities until maturity. The fair values of long-term debt are estimated based on current market rates and instruments with the same risk and maturities and approximate the carrying value.

      The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to the prior period’s financial information to conform with the presentations used in 2000.

      Accounts receivable are presented net of an allowance for doubtful accounts of $46.8 million and $18.5 million as of September 30, 2000 and December 31, 1999, respectively.

      Cost of carrier services excludes depreciation and amortization expenses related to the services network, which are included in “Depreciation and network amortization” on the consolidated statements of operations.

NOTE  B:     ACQUISITIONS

LDI Acquisition

      In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Long Distance International Inc. (“LDI”). The most significant and strategic asset acquired was NETnet International S.A. (“NETnet”), a wholly owned subsidiary of LDI. NETnet™ provides an array of retail

WORLD ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

telecommunications services concentrating on the needs of business customers in Austria, France, Germany, Italy, Norway, Spain, Sweden, Switzerland, and the United Kingdom.

      In connection with the LDI acquisition, the Company issued 185,000 shares of Convertible Preferred Stock, Series D (“Series D Preferred Stock”) to LDI’s stockholders and the holders of LDI’s senior notes. The Series D Preferred Stock, which has a $185.0 million liquidation preference, was valued at $217.6 million based on its estimated market value during the period including the three trading days prior and subsequent to the date economic terms of the LDI acquisition were announced. In addition, the Company issued 1,500,000 non-qualified options to purchase Company common stock at an exercise price of $18.50 per share in exchange for substantially all the stock options held by LDI’s employees. The new stock options were valued at $21.7 million based on the Black-Scholes option valuation model.

      The Series D Preferred Stock bears no dividend and is convertible into shares of the Company’s common stock at the option of the holder in accordance with a conversion formula equal to the $1,000 liquidation preference per share divided by a conversion price of $18.00 per common share, subject to adjustment in the event of below market issuances of common stock, stock dividends and certain other distributions with respect to common stock. If the closing trading price of the Company’s common stock exceeds $18.00 per share for 60 consecutive trading days, the Series D Preferred Stock will automatically convert into common stock.

      The acquisition of LDI has been accounted for under the purchase method of accounting. Accordingly, the results of LDI’s operations have been included in the accompanying consolidated financial statements from February 11, 2000. The following summarizes the allocation of the purchase price based on information currently available to management (in thousands):

Purchase price:

Preferred stock issued	$217,560

Debt forgiven	4,674

Stock options issued	21,731

Fees and expenses	2,000

Total purchase price	245,965

Allocation to fair value of net assets:

Cash	(42,476)

Other current assets	(15,447)

Property and equipment	(17,113)

Intangible assets	(27,614)

Other assets	(871)

Current liabilities	80,433

Other liabilities	723

Goodwill	$223,600

      Intangible assets include the estimated fair values of the NETnet trademark, NETnet’s customer base and certain European interconnection agreements and operating licenses. These assets are being amortized over a five to seven year period. The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 20 year period.

TelDaFax Investment

      In June 2000, the Company executed an agreement to acquire a majority interest in TelDaFax AG (“TelDaFax”) through the completion of several integrated transactions including a tender for the remaining shares of TelDaFax held by public shareholders. TelDaFax, a publicly traded company, provides telecommunications services to business and residential customers in Germany. In September 2000, the Company

WORLD ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modified the original agreement and acquired approximately 33% of the outstanding shares of TelDaFax in a private transaction with a group of affiliated institutional investors. To acquire this interest, the Company issued 11,457,631 shares of restricted common stock with a value of approximately $64.2 million, based on the closing price of the Company’s common stock on the date of acquisition.

      The Company is accounting for its current investment in TelDaFax based on the equity method, i.e., 33% of TelDaFax’s estimated net income or loss from the date of acquisition will be recorded in the Company’s consolidated statement of operations. During the third quarter of 2000, the Company recorded a loss of approximately $207,000 on its investment. The Company expects to acquire a majority ownership in TelDaFax in December 2000 or January 2001 upon the completion of one or more of the pending TelDaFax transactions (see “Note K”).

Pro Forma Results of Operations

      During 1999, the Company acquired several businesses including (i) substantially all the assets of Comm/Net Holding Corporation and its wholly owned subsidiaries (collectively referred to herein as “Comm/Net”) and (ii) FaciliCom International, Inc. (“FaciliCom”).

      On a pro forma, unaudited basis, as if the acquisitions of Comm/Net, FaciliCom and LDI had occurred as of January 1, 1999, total revenue, operating loss from continuing operations, loss from continuing operations and loss from continuing operations per diluted common share for the nine months ended September 30, 2000 and 1999 would have been approximately $835.0 million and $734.6 million; $86.4 million and $106.8 million; $146.8 million and $147.2 million; and $2.48 and $2.92, respectively. These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the acquisitions been in effect on the date indicated.

NOTE  C:  WORLDXCHANGE MANAGEMENT AGREEMENT AND ADVANCES

      In February 2000, the Company executed a definitive merger agreement with Communication TeleSystems International, d/b/a WorldxChange Communications (“WorldxChange”), a privately held multinational telecommunications service provider (see “Note K”). On August 1, 2000, the Company entered into an Executive Management Services Agreement (“Management Agreement”) with WorldxChange. Under this agreement, the Company serves as the exclusive agent for WorldxChange to provide all management services required for the operation and management of WorldxChange. The Company has the authority, to the fullest extent permitted by law, to take all actions and make all decisions on behalf of WorldxChange in the operation and management of WorldxChange’s day to day business affairs. This includes the direction and use of and access to WorldxChange’s assets and the power to select, terminate and determine the compensation of the management and employees of WorldxChange. Under this agreement, the Company has also assumed all financial responsibility related to the operations of WorldxChange subsequent to August 1, 2000.

      As of September 30, 2000, the Company has net advances due from WorldxChange of $54.7 million, which consisted of the following (in thousands):

Net expenses under Management Agreement	$(22,688)

Secured term loan	35,732

Working capital advances	41,606

$54,650

      As a result of World Access assuming all financial responsibility for WorldxChange, the Company has recorded the net loss incurred by WorldxChange since August 1, 2000 as a single line item, “Expense under WorldxChange Management Agreement”, in its Statement of Operations. This item has been presented as part of the Company’s operations due to the significant integration that has occurred between the companies.

WORLD ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2000, World Access and WorldxChange have consolidated their sale forces, billing systems and network operations centers, as well as decommissioned certain switches as traffic has migrated from one network to the other.

      The Statement of Operations for WorldxChange for the two months ended September 30, 2000 while operating under the Management Agreement is (in thousands):

Revenue	$74,031

Cost of services	55,920

Selling, general and administrative	25,842

Depreciation and network amortization	6,808

Amortization of intangibles	1,889

Total operating expense	90,459

Operating loss	(16,428)

Interest and other income	280

Interest expense	6,511

Loss before income taxes	(22,659)

Income taxes	29

Net loss	$(22,688)

      In February 2000, the Company entered into a participation agreement with Foothill Capital Corporation (“Foothill”) under which WorldxChange can borrow money. In this participation agreement, Foothill is the lead lender and will act as agent for the Company in dispersing the funds and in administering and collecting the loan. The Foothill participation agreement allows the Company to advance up to $45.0 million to WorldxChange. The terms of the loan are governed by the terms of an existing loan arrangement between Foothill and WorldxChange.

      Advances by the Company under the Foothill agreement are structured as a term loan which bears interest at a rate of 11% per annum and matures on February 11, 2001. Both the term loan and the existing indebtedness to Foothill under the loan arrangement are secured by a security interest in all personal property of WorldxChange. The participation interest of the Company in the term loan is a last-out participation, which means that at any time after an acceleration by Foothill of the maturity of the obligations under the loan arrangement, or the failure of WorldxChange to repay such obligations in full upon the stated maturity, all amounts collected or received by Foothill will be applied first to the repayment of all principal, interest and costs owing to Foothill, and then to repayment of amounts owing to the Company. Subsequent to September 30, 2000, the Foothill loan was repaid by the Company.

      As of September 30, 2000, WorldxChange owes $69.1 million under the Foothill loan, including $35.7 million advanced by the Company. These funds are being used to finance operating losses expected to be incurred by WorldxChange prior to the merger date as well as to make permanent investments in working capital that are required to support WorldxChange’s growth.

      Stockholders holding a majority of the outstanding shares of voting stock of both the Company and WorldxChange have entered into agreements in which they agreed to vote in favor of the WorldxChange merger. In early August 2000, when it was determined that completion of the WorldxChange merger was highly likely under the voting agreements, the Company began advancing funds to WorldxChange for working capital purposes.

WORLD ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE  D:  RESTRUCTURING

2000 Plan

      In September 2000, the Company recorded a restructuring charge of $38.3 million associated with integrating existing operations with the operations of entities acquired or controlled under a management agreement. This charge includes the estimated costs of (i) consolidating the administrative and operational functions within the United States, (ii) consolidating certain offices throughout Europe, and (iii) eliminating redundant switching facilities. All elements of this plan are expected to be complete by mid-2001.

      Beginning in July 2000, the Company began consolidating the network monitoring, billing services, customer support, and operational accounting functions within the U.S. to WorldxChange’s corporate offices. In addition, within Europe, numerous office closings were announced in order to consolidate locations into one major office per country. These consolidations resulted in the notification of approximately 85 employees of the elimination of their positions. As of September 30, approximately 26 of these employees have been terminated, receiving severance payments of $423,000. The employees remaining will be terminated between October 2000 and February 2001, receiving estimated severance benefits totaling $2.0 million. Such benefits will be paid into the third quarter of 2001.

      Other significant costs incurred in conjunction with these consolidations include estimated costs associated with abandoned locations, including: (i) future lease obligations of $16.7 million, after considering estimated sublease opportunities, and (ii) asset write-downs of $2.9 million for leasehold improvements and other office furniture, equipment and proprietary information systems to their net realizable value upon sale or abandonment. Payments under the abandoned leases extend into 2008.

      Efforts to maximize network efficiency resulted in the vacating of four of the Company’s U.S. gateway switch locations. From these four switch sites, the Company believes it can redeploy two of the switches to other locations within its network. The remaining two switches were written down to their estimated net realizable value, along with the leasehold improvements and various other incidental assets located at the four sites. In addition, the Company held certain equipment in inventory for redeployment, but determined, due to network assets from recent acquisitions, that such equipment was no longer the most effective network solution. Accordingly, this equipment was also written down to its net realizable value. These decisions resulted in a charge of approximately $6.4 million.

      The Company also recorded approximately $6.5 million associated with closure and dissolution activities, of which approximately $2.5 million has been paid as of September 30, 2000. Such costs include amounts associated with transferring functions to new locations, vacating offices, and dissolving legal entities. The closure and transition of functions also resulted in contract termination penalties of $3.0 million. These amounts will be paid out by the end of 2001.

WORLD ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the amounts included in each major component of the restructuring charge (in thousands):

			Reserve
			Balance at
	Restructuring	2000	September 30,
	Charge	Activity	2000

Accrual for lease commitments	$16,690	$630	$16,060

Write-down of network equipment	6,411	6,411	—

Write-down of leasehold improvements and other general property	2,854	2,854	—

Closure and dissolution costs	6,456	2,456	4,000

Severance	2,431	423	2,008

Contract termination penalties	3,000	—	3,000

Other	479	—	479

	$38,321	$12,774	$25,547

1999 Plan

      In December 1999, the Company recorded a restructuring charge of $37.8 million in connection with the acquisition of FaciliCom. The restructuring charge included the estimated costs of (i) consolidating certain of the Company’s United States gateway switching centers and related technical support functions into existing FaciliCom operations; (ii) consolidating certain of the Company’s United Kingdom operations into existing FaciliCom operations; (iii) consolidating certain of the Company’s administrative functions into FaciliCom’s operations; and (iv) eliminating other redundant operations and assets as a result of combining the two entities.

      FaciliCom is a multi-national long distance service carrier focused on providing international telecommunications services to other carriers worldwide. FaciliCom provides these services over its carrier-grade international network, which consists of 17 gateway switches as well as a satellite earth station. Given the duplication of network assets between FaciliCom and the Company, including switching and transmission equipment, the Company made the decision in late 1999 to shut down and dispose of its six gateway switches located in Chicago, Los Angeles, Newark, Dallas, San Francisco and London. All of the U.S. switches were effectively taken out of service as of December 31, 1999. The U.K. switch is being utilized on a limited basis and is scheduled to be taken out of service in the fourth quarter of 2000, up to six months later than the Company’s initial estimate. The ongoing costs of operating the U.K. switch continue to be charged to current operations. The restructuring charge also provided for the write-off of leasehold improvements at the six switch sites and lease commitments remaining on certain facilities and equipment taken out of service.

      Since installation of the six switches, the Company has experienced certain performance issues involving the equipment. In April 2000, the Company settled with the vendor its disputes over performance. In connection therewith, the Company settled its approximately $19.0 million debt under the related capital leases by agreeing to pay the lessor $15.0 million in a combination of cash and shares of common stock. The net result of this settlement was a one-time pre-tax gain of approximately $4.0 million, which was recorded as a restructuring credit in the second quarter of 2000.

      Approximately 25 personnel whose job functions included accounting and administrative support as well as network operations were terminated as part of the overall restructuring. The termination benefits associated with these personnel were included in the restructuring charge.

WORLD ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the amounts included in each component of the restructuring charge (in thousands):

	Restructuring	1999	2000	Reserve Balance
	Charge	Activity	Activity	at 9/30/00

Write-down of leasehold improvements	$1,506	$1,506	$—	$—

Write-down of network equipment	25,372	25,372	—	—

Write-down of redundant software and general equipment	1,256	1,256	—	—

Accrual for lease and circuit cost commitments	8,078	1,216	2,739	4,123

Accrual for termination benefits	1,588	270	522	796

	$37,800	$29,620	$3,261	$4,919

NOTE  E:  DISCONTINUED OPERATIONS

      In December 1999, in connection with the acquisition of FaciliCom, the Company adopted a plan to divest all of its remaining equipment businesses in order to focus on its international long distance business. As a result of this plan, all of the Company’s equipment businesses have been accounted for as discontinued operations and, accordingly, the results of their operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. Discontinued operations consisted primarily of the following businesses at December 31, 1999:

•	Telco Systems Division, a provider of next generation transport and access solutions for service providers throughout the world. Its products include intelligent integrated access devices, multiplexers and digital microwave radios.

•	NACT Switching Division, a provider of advanced switching platforms with integrated proprietary applications software as well as billing and telemanagement systems.

•	Wireless Local Loop (“WLL”) Division, a research and development group designing a next generation, fixed wireless local loop system.

•	Cellular Infrastructure Supply (“CIS”) Division, a value-added supplier of new and refurbished cellular base stations and related equipment.

      In April 2000, the Company sold its Telco Systems and WLL divisions in two separate transactions that generated aggregate gross cash proceeds of approximately $281.6 million. In connection with the sale of Telco Systems, the Company also received 9,600,000 restricted shares of BATM Advanced Communications Limited (“BATM”) stock, as adjusted for a ten for one stock split in July 2000. The shares of BATM stock, which had an initial value of approximately $76.9 million, trade on the London Stock Exchange. Under the terms of the sales agreement, the Company may not sell, transfer or otherwise monetize these shares for a period of one year without the consent of BATM. As a result of the sale of Telco Systems and WLL, the Company recorded a net gain of $35.8 million in the second quarter of 2000.

      During the first four months of 2000, the Company monetized its investment in CIS accounts receivable and inventories in the normal course of business. The remaining assets of CIS, which were not material, were sold in a private transaction completed in May 2000. The Company’s only remaining discontinued operation as of the date of this Report is its NACT Switching Division.

WORLD ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The assets and liabilities of the discontinued operations are reflected as “Net assets held for sale” in the consolidated balance sheets and consisted of the following (in thousands):

	September 30,	December 31,
	2000	1999

Accounts receivable	$4,699	$58,080

Inventories	6,609	26,716

Other current assets	4,237	40,369

Total current assets	15,545	125,165

Property and equipment	3,679	13,198

Goodwill and other intangibles	21,581	167,295

Other assets	3,773	17,891

Total assets	44,578	323,549

Accounts payable	8,663	22,771

Other current liabilities	6,859	40,840

Other liabilities	5,723	15,550

Net assets held for sale	$23,333	$244,388

NOTE  F:  DEBT

Summary

      Debt consisted of the following (in thousands):

	September 30,	December 31,
	2000	1999

13.25% Senior Notes due 2008	$286,450	$285,078

4.5% Convertible Subordinated Notes due 2002	115,000	115,000

Bank line of credit	—	25,000

IRU and other capital lease obligations	24,213	45,380

Nortel line of credit	30,362	21,717

Term loan	11,143	—

Total debt	467,168	492,175

Amount due within one year	60,017	83,837

Long-term debt	$407,151	$408,338

      In connection with the LDI acquisition, the Company assumed a $10.0 million loan with a stockholder of LDI pursuant to a term loan agreement. The loan bears interest at 12.25% per annum and was originally scheduled to mature on July 20, 2000. In July 2000, the loan was amended to adjust the principal by the amount of the accrued interest and extend the maturity date to July 20, 2002. At anytime after July 20, 2001, the holder of the term loan has the right to demand that the Company immediately repay the loan. The holder of the term loan also has an option to exchange the debt, including accrued interest, at anytime prior to its maturity date for shares of the Company’s common stock valued at $11.50 per share.

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

Summarized Financial Information of WA Telcom Products Co., Inc.

      On October 28, 1998, World Access, Inc. reorganized its operations into a holding company structure and changed its name to WA Telcom Products Co., Inc. (“WA Telcom”). As a result of the reorganization, WA Telcom became a wholly-owned subsidiary of WAXS INC., which changed its name to World Access, Inc.

WORLD ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Set forth below is summarized financial information of WA Telcom presented for the information of its debtholders. Separate financial statements of WA Telcom are not presented because management has determined that they would not be material to investors. The summarized financial information presented below includes the results of operations for the following businesses from their respective dates of acquisitions: Discontinued operations: Cellular Infrastructure Supply, Inc. — January 1997; Galaxy Personal Communications Services, Inc. — July 1997 to December 1999; Advanced TechCom, Inc. — January 1998; NACT Telecommunications, Inc. — February 1998; Continuing operations: Cherry Communications Incorporated and Cherry Communications U.K. Limited — December 1998; Comm/Net — May 1999; LDI — February 2000; and GTN Telecom, SA — July 2000 (in thousands):

Balance Sheet Information

	September 30,	December 31,
	2000	1999

Current assets	$131,609	$108,264

Non-current assets	358,490	448,311

Total assets	495,971	556,575

Current liabilities	157,840	112,020

Non-current liabilities	1,480	131,009

Stockholders’ equity	336,651	313,546

Total liabilities and stockholders’ equity	495,971	556,575

Operating Statement Information

	Nine Months Ended
	September 30,

	2000	1999

Total revenue from continuing operations	$188,324	$328,224

Net loss from continuing operations	(36,183)	15,351

Net income (loss) from discontinued operations	(189,433)	(8,690)

Net income (loss)	(225,616)	6,660

WORLD ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE  G:     STOCKHOLDERS’ EQUITY

      Shares of common and preferred stock outstanding consisted of the following:

	September 30,	December 31,
	2000	1999

Common Stock (150,000,000 shares authorized)	73,254,336	52,333,832

Preferred Stock (10,000,000 shares authorized)

Series A	70,000	50,000

Series B	—	23,174

Series C	350,260	350,260

Series D	184,000	—

Series E	9,645	—

	613,905	423,434

      In February 2000, the Company sold 3,822,552 shares of restricted common stock for approximately $83.1 million, or $21.75 per share, in two private transactions with institutional and sophisticated investors.

      In February 2000, the Company issued 185,000 shares of Series D Preferred Stock in connection with its acquisition of LDI (see “Note B”).

      In March 2000, all of the Series B Preferred Stock outstanding was converted into 1,448,373 shares of common stock.

      In June 2000, the Company issued 20,000 shares of Series A Preferred Stock for an aggregate amount of $20.0 million. These shares were issued to The 1818 Fund III, L.P., in connection with it’s exercise of an option agreement.

      In September 2000, the Company issued 11,457,631 shares of restricted common stock to acquire a 33% interest in TelDaFax (see “Note B”).

      As of September 30, 2000, a total of approximately 33.9 million shares of common stock are reserved for issuance upon conversion of the Series A, C, D and E Preferred Stock.

NOTE  H:  INCOME TAXES

      The Company’s provision for income taxes attributable to continuing operations for the nine months ended September 30, 2000 was a benefit of $19.3 million, or approximately 12.8% of loss from continuing operations before income taxes. The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates due to non-deductible expenses, consisting primarily of amortization of intangibles.

NOTE  I:  LITIGATION

      Following the Company’s announcement in early 1999 regarding earnings expectations for the quarter and year ended December 31, 1998 and the subsequent decline in the price of the Company’s common stock, 23 class action shareholder suits were filed against the Company. The Company and certain of its then current officers and directors were named as defendants. These suits arise from alleged misstatements of material information in and alleged omission of material information from some of the Company’s securities filings and other public disclosures, principally related to product development, inventory and sales activities during the fourth quarter of 1998. These class action suits were consolidated into a single action for all pretrial proceedings in the United States District Court for the Northern District of Georgia. Plaintiffs have requested damages in an unspecified amount in their complaints.

WORLD ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE  J:  REPORTABLE SEGMENT DATA

      In December 1999, the Company adopted a plan to divest all its telecommunications equipment businesses. As a result, the Company’s service segment, “Continuing Operations” is the only reportable business segment.

      Revenue is attributed to countries based on the location of customers. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

North America	$167,322	$130,210	$506,155	$328,224

Europe	97,738	—	320,505	—

Consolidated total	$265,060	$130,210	$826,660	$328,224

      Long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2000	1999

North America	$77,964	$88,695

Europe	52,654	47,338

Consolidated total	$130,618	$136,033

NOTE  K:  PENDING MERGERS AND ACQUISITIONS

STAR Merger

      In February 2000, the Company executed a definitive agreement with STAR Telecommunications, Inc. (“STAR”), a publicly held multinational telecommunications service provider, pursuant to which STAR will be merged with and into the Company. In June 2000, the parties amended the merger agreement to modify certain closing conditions and reduce the exchange ratio. Under the terms of the amended agreement, each share of STAR common stock will be exchanged for .386595 shares of the Company’s common stock (approximately 23 million shares). The Company has the option of paying up to 40% of the merger consideration in cash but does not currently intend to exercise this option. The Company expects the transaction to close in December 2000.

      The STAR merger is subject to, among other things, the approval of the stockholders of the Company and STAR, and the divestiture by STAR of its PT-1 subsidiary for minimum net cash proceeds in excess of $120.0 million. The merger is intended to qualify as a tax-free reorganization, and will be accounted for as a purchase transaction. The Company has agreed to provide bridge financing to STAR in an amount up to $35.0 million, none of which has been funded as of the date of this Report. STAR will be entitled to elect one director to the Company’s board of directors.

      Upon consummation of the STAR merger, WorldCom, Inc. (“WorldCom”) has agreed to convert approximately $90.0 million of trade debt owed by STAR into shares of the Company’s common stock valued at $11.50 per share. After considering this debt conversion and assuming that STAR receives $120.0 million in net cash proceeds from the sale of PT-1, the Company is expected to assume approximately $75.0 million of net debt in connection with the STAR merger.

WORLD ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For further information regarding the STAR merger, see the Company’s Registration Statement on Form S-4 (No. 333-37750).

WorldxChange Merger

      In February 2000, the Company executed a definitive merger agreement with WorldxChange, a privately held multinational telecommunications service provider. WorldxChange generated pro-forma revenue in 1999 of approximately $600.0 million, through its primary operations in North America, Germany, the United Kingdom, France, the Netherlands, Belgium, Australia and New Zealand. Under the terms of the agreement, each share of WorldxChange common stock will be exchanged for .6583 shares of the Company’s common stock (approximately 30 million shares). The Company expects the transaction to close in December 2000.

      The WorldxChange merger is subject to, among other things, the approval of the stockholders of the Company and WorldxChange. The merger is intended to qualify as a tax-free reorganization, and will be accounted for as a purchase transaction. WorldxChange will be entitled to elect one director to the Company’s board of directors. On August 1, 2000, the Company entered into an Executive Management Services Agreement with WorldxChange pursuant to which the Company manages the operations and business affairs of WorldxChange as if the parties had already consummated the WorldxChange merger (See “Note C”).

      Upon consummation of the WorldxChange merger, WorldCom has agreed to convert approximately $25.0 million of trade debt owed by WorldxChange into shares of the Company’s common stock valued at $11.50 per share. After considering this debt conversion, the Company is expected to assume approximately $225.0 million of net debt in connection with the WorldxChange merger.

      For further information regarding the WorldxChange merger, see the Company’s Registration Statement on Form S-4 (No. 333-37750).

TelDaFax Acquisition

      In June 2000, the Company agreed to acquire a majority interest in TelDaFax AG (“TelDaFax”) through the completion of several integrated transactions including a tender for the remaining shares of TelDaFax held by public shareholders. TelDaFax is a facilities-based provider of bundled fixed line, wireless, Internet and e-commerce services to business and residential customers in Germany. As of June 30, 2000, TelDaFax had cash and marketable securities of approximately $26.4 million, with approximately $19.3 million of long-term debt.

      In September 2000, the Company modified its agreement and issued 11,457,631 shares of restricted common stock to acquire 11,178,176 TelDaFax shares, or approximately 33% of the outstanding shares of TelDaFax, from the Apax funds, a group of affiliated institutional investors (see “Note B”). The purchase price represented an exchange ratio of 1.025 (the “Exchange Ratio”), which the Company expects to utilize in all its TelDaFax transactions. The Company expects to purchase approximately 8% of TelDaFax’s outstanding shares from a member of TelDaFax’s management and to contribute certain of its German businesses to TelDaFax for newly issued TelDaFax shares. The Company also expects to make a tender offer for the remaining shares of TelDaFax at the Exchange Ratio, subject to upward or downward adjustment as determined in good faith by the Company’s board of directors in order to complete the tender offer. The Company expects to issue a total of approximately 35 million shares of its common stock assuming it is successful in acquiring all of TelDaFax’s outstanding shares at the Exchange Ratio.

      The completion of the remaining TelDaFax transactions is subject to, among other things, acquisition by the Company of at least 50.1% of the fully diluted shares outstanding of TelDaFax on a pro forma basis, certain regulatory approvals in Germany and the approval of the Company’s stockholders. The transactions are expected to close in December 2000 or January 2001.

WORLD ACCESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For further information regarding the TelDaFax transactions, see the Company’s Registration Statement on Form S-4 (No. 333-44864).

NOTE  L: RELATED PARTY TRANSACTIONS

      Pursuant to a Carrier Services Agreement with WorldCom, the Company recorded approximately $144.9 million of revenue and related cost of services (exclusive of depreciation and amortization) of $79.2 million during the first nine months of 2000. This represented approximately 17.5% and 10.9% of the Company’s total revenue and cost of services (exclusive of depreciation and amortization) from continuing operations, respectively. The Company recorded approximately $28.9 million of revenue and related cost of services (exclusive of depreciation and amortization) of $8.8 million during the third quarter of 2000. This represented approximately 10.9% and 3.7% of the Company’s total revenue and cost of services (exclusive of depreciation and amortization) from continuing operations, respectively. The Company expects the percentage of its total revenue contributed by WorldCom to continue to decrease in connection with its acquisitions of STAR, WorldxChange and TelDaFax.

NOTE  M: SUBSEQUENT EVENTS

      In November 1999, WorldxChange acquired operations in the United Kingdom, Germany and France from ACC Corp., ACC Credit Corp., ACC Service Corp., ACC Global Corp., and ACC Long Distance Corp. (the “ACC parties”). In connection with the acquisition, WorldxChange agreed to make a deferred payment to the ACC parties equal to $53.0 million plus accrued interest at 12% per annum. Under an agreement dated October 9, 2000, the Company agreed to purchase from the ACC parties their right to receive the deferred payment from WorldxChange in exchange for a payment by the Company of $12.0 million and the issuance of shares of a new series of World Access convertible preferred stock having an aggregate liquidation preference equal to the deferred payment amount minus $12.0 million.

      The new series of preferred stock will accrue dividends at a rate of 9% per annum payable solely in shares of the Company’s common stock. The preferred stock is voluntarily convertible at any time by the ACC parties at a conversion price of $14.00 per share. Upon the occurrence of certain events, the preferred stock will automatically convert into the Company’s common stock at the $14.00 per share conversion price. In connection with automatic conversions, the Company will have the obligation to pay to the ACC parties for each share of common stock received in the conversion the difference between the $14.00 conversion price and the average market price of the Company’s common stock for the ten trading days prior to the conversion. The acquisition of the deferred payment right is expected to be completed upon the closing of the WorldxChange merger.

Item  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      This Form 10-Q Report contains information regarding the Company’s strategies, plans and future expectations that are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar terms and/or expressions are intended to identify forward-looking statements. These statements reflect the Company’s assessment of a number of risks and uncertainties, and actual results could differ materially from the results anticipated in these forward-looking statements. In light of the risks and uncertainties inherent in all such projected operational matters, a user of this Report should not regard forward-looking statements contained in the Report as representations by the Company or any other person that the plans of the Company will be achieved or that any future expectations will be realized.

      Factors that could cause the Company’s actual results to differ from the results discussed in the forward-looking statements include, but are not limited to (i) the ability to successfully integrate new acquisitions; (ii) the ability to acquire and develop an international telecommunications network; (iii) the ability to manage effectively the Company’s rapid growth; (iv) changes in customer rates per minute; (v) termination of certain service agreements or inability to enter into additional service agreements; (vi) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vii) changes in the availability of transmission facilities; (viii) loss of the service of key officers; (ix) loss of a customer which provides significant revenue; (x) highly competitive market conditions in the industry; and (xi) concentration of credit risk. Any forward looking statement speaks only as of the date of this Report.

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

      Prior to December 1998, the Company was a manufacturer and seller of telecommunications network equipment. In December 1998, in connection with the acquisition of Resurgens Communication Group (“Resurgens”), and the appointment of a new Chief Executive Officer, the Company reorganized into two separate operating groups. The Telecommunications Group provided international long distance service to other carriers through a combination of its own and leased international network facilities, various international termination relationships and resale arrangements with other international long distance service providers. The Equipment Group provided digital switches, billing and network telemanagement systems, fixed wireless local loop systems, intelligent multiplexers, digital microwave radio systems, cellular base stations and other telecommunications network products. In December 1999, the Company adopted a plan to divest the businesses comprising the Equipment Group.

      In December 1998, the Company acquired Resurgens, a facilities based provider of carrier international long distance services. In connection therewith, a wholly owned subsidiary of WorldCom, a major customer and vendor of Resurgens, became a significant stockholder of the Company. WorldCom currently owns approximately 6.6% of the voting common stock of the Company. In December 1998, John D. Phillips was appointed the Company’s new Chief Executive Officer. Mr. Phillips was formerly the President and Chief Executive Officer of Resurgens.

      In 1999, management adopted a strategy designed to build on its U.S.-based carrier service business and position the Company to become a significant provider of bundled voice, data and Internet services to retail business customers located in selected European countries. Management believes that the European telecommunications market has become extremely fragmented in recent years due primarily to deregulation and significant forecasted growth. As a result, management expects that a significant consolidation of carriers operating in Europe will occur in the next few years, not unlike that which occurred in the United States telecommunications market during the late 1980’s and 1990’s. The strategy of the Company is to establish a pan-European telecommunications network and gain significant market share during this period as a consolidator in this market. To execute this strategy, management intends to aggressively pursue the acquisition of businesses, with a particular emphasis on those that provide retail services to small and medium sized businesses operating in Europe.

      To support its retail services strategy, the Company acquired FaciliCom in December 1999. FaciliCom had invested in excess of $200.0 million over the past few years to establish an inter-country network in the U.S. and 13 European countries. Although the vast majority of its revenue was derived from transporting traffic for other carriers, similar to the Company’s base business, FaciliCom’s network was also capable of supporting certain retail traffic and related services. This acquisition effectively doubled the size of the Company’s carrier service revenue, provided a significant amount of European originated revenue and lowered the combined company’s costs of terminating international traffic in Europe.

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

      The acquisition of NETnet gave the Company approximately 20,000 retail customers, an experienced retail sales force and a foundation for the offering of bundled voice, data and Internet services to its targeted market in Europe. It also provided the Company with a strong retail trade name, which management currently expects to use for all of the Company’s retail product offerings in Europe. Management hopes to substantially improve the historical gross margins realized by NETnet by terminating selected NETnet traffic over the Company’s network and eliminating the costs of redundant network facilities.

      With the addition of NETnet, the Company now generates approximately nine percent of its total revenue from retail services and the remainder from its base carrier business. Of the total revenue, approximately 60% results from traffic originated in the United States and 40% from traffic originated in Europe.

      In February 2000, the Company entered into agreements to merge with Star and WorldxChange. After completing these mergers, the Company’s revenue mix is expected to be approximately 20% retail and 80% carrier. In addition to an improved retail/ carrier revenue mix, the Star and WorldxChange mergers are expected to provide the Company with substantial benefits in the areas of network coverage, network capacity and reduced operating costs.

      On a combined basis, the networks and operations of the Company, Star and WorldxChange contain redundant switching equipment, facilities and personnel. Management expects to eliminate these redundant assets and significantly reduce the headcount of the combined company in an effort to realize cost synergies. Implementing this process includes the write-down of switching and transmission equipment taken out of service, the write-off of certain leasehold improvements, establishing provisions for lease commitments remaining on certain facilities and equipment taken out of service, employee termination benefits and other related costs. To the extent that these items relate to World Access facilities and personnel, the Company recorded a restructuring charge in accordance with EITF 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. All other costs relate to facilities and personnel of Star and WorldxChange and accordingly, will be treated as purchase price in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

      In connection with the Executive Management Services Agreement entered into by the Company and WorldxChange on August 1, 2000, management committed to such a consolidation plan. Pursuant to this agreement, the Company began managing the operations and business affairs of WorldxChange as if the WorldxChange merger had occurred as of August 1, 2000 (see “Restructuring”). Management has not finalized a consolidation plan for the World Access and STAR integration; however, management believes that further consolidation activities resulting from the STAR merger will not significantly involve World Access facilities or personnel, and thus, no material EITF 94-3 charge will be required.

      The STAR and WorldxChange mergers will give the Company substantial operations and network capacity in Germany and the United Kingdom, which represent the two largest segments of the European telecommunications market. Management expects to leverage these operations to further grow the Company’s retail business in these two key countries. WorldxChange has also developed Internet-based information management systems that incorporate all key aspects of retail telecommunications services, including billing, fraud protection and customer care. These information systems are expected to serve as the platform for supporting all retail operations conducted by World Access in Europe.

      In June 2000, the Company agreed to acquire a majority interest in TelDaFax, a provider of bundled fixed line, wireless, Internet and e-commerce services to business and residential customers in Germany, through five transactions. In 1999, TelDaFax had revenue of approximately $332.1 million. As of June 30, 2000, TelDaFax had approximately $26.4 million in cash and marketable securities, with approximately $19.3 million of long-term debt. In September 2000, World Access modified its original agreement and acquired approximately 33.0% of the outstanding stock of TelDaFax.

      TelDaFax currently operates nine switches and has 170 interconnection points within Germany. It is also in the process of deploying a 2,800-kilometer fiber optic network between selected German cities that will provide the foundation for future growth in its service offerings. The TelDaFax network, together with the existing network assets of the Company and Star, will give the Company an extensive telecommunications network in Germany. In addition, TelDaFax has a sales force that consists of over 1,000 direct sales personnel and sales agents.

      Although the STAR, WorldxChange and TelDaFax acquisitions are expected to provide significant benefits to the Company, they also dramatically increase the business and financial risks the Company must overcome to execute its strategy. STAR, WorldxChange and TelDaFax all have a history of significant net operating losses, and the Company is expected to assume approximately $300.0 million in debt upon the consummation of the acquisitions. You should carefully review the risk factors contained in the Company’s Registration Statements on Form S-4 (No. 333-37750 and No. 333-44864).

      The Company has used its common stock and new series of its preferred stock as the primary forms of consideration paid for the companies acquired in 1999 and the first nine months of 2000. These forms of consideration will also be the primary forms utilized in the pending acquisitions of STAR, WorldxChange and TelDaFax.

Quarterly Operating Results

      The Company’s quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      Carrier service revenue, costs and related expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. The Company’s revenue in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of the

Company’s traffic; financial difficulties of major customers; pricing pressure resulting from increased competition; and technical difficulties with or failures of portions of the Company’s network that impact the Company’s ability to provide service or to bill its customers. The Company’s operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate traffic; increases in bad debt expense and reserves; the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, the Company’s operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability; loss of favorable routing options; the amount of, and the accounting policy for, return traffic under operating agreements; actions by domestic or foreign regulatory entities; the level, timing and pace of the Company’s expansion in international and commercial markets; and general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity used by the Company is obtained on a variable, per minute and short-term basis, subjecting the Company to the possibility of unanticipated price increases and service cancellations. Since the Company does not generally have long-term arrangements for the purchase or resale of long distance services, and since the rates fluctuate significantly over short periods of time, the Company’s future quarterly operating results may vary significantly.

Restructuring

      2000 Plan. In September 2000, the Company recorded a restructuring charge of $38.3 million associated with integrating existing operations with the operations of entities acquired or controlled under a management agreement. This charge includes the estimated costs of (i) consolidating the administrative and operational functions within the United States, (ii) consolidating certain offices throughout Europe, and (iii) eliminating redundant switching facilities. All elements of this plan are expected to be complete by mid-2001.

      Beginning in July 2000, the Company began consolidating the network monitoring, billing services, customer support, and operational accounting functions within the U.S. to WorldxChange’s corporate offices. In addition, within Europe, numerous offices closings were announced in order to consolidate locations into one major office per country. These consolidations resulted in the notification of approximately 85 employees of the elimination of their positions. As of September 30, approximately 26 of these employees have been terminated, receiving severance payments of $423,000. The employees remaining will be terminated between October 2000 and February 2001, receiving estimated severance benefits totaling $2.0 million. Such benefits will be paid into the third quarter of 2001.

      Other significant costs incurred in conjunction with these consolidations include estimated costs associated with abandoned locations, including: (i) future lease obligations of $16.7 million after considering estimated sublease opportunities, and (ii) asset write-downs of $2.9 million for leasehold improvements and other office furniture, equipment and proprietary information systems to their net realizable value upon sale or abandonment. Payments under the abandoned leases extend into 2008.

      Efforts to maximize network efficiency resulted in the vacating of four of the Company’s U.S. gateway switch locations. From these four switch sites, the Company believes it can redeploy two of the switches to other locations within its network. The remaining two switches were written down to their estimated net realizable value, along with the leasehold improvements and various other incidental assets located at the four sites. In addition, the Company held certain equipment in inventory for redeployment, but determined, due to network assets from recent acquisitions, that such equipment was no longer the most effective network solution. Accordingly, this equipment was also written down to its net realizable value. These decisions resulted in a charge of approximately $6.4 million.

      The Company also recorded approximately $6.5 million associated with closure and dissolution activities, of which approximately $2.5 million has been paid as of September 30, 2000. Such costs include amounts associated with transferring functions to new locations, vacating offices, and dissolving legal entities. The closure and transition of functions also resulted in contract termination penalties of $3.0 million. These amounts will be paid out by the end of 2001.

      The following table summarizes the amounts included in each major component of the restructuring charge (in thousands):

			Reserve
			Balance at
	Restructuring	2000	September 30,
	Charge	Activity	2000

Accrual for lease commitments	$16,690	$630	$16,060

Write-down of network equipment	6,411	6,411	—

Write-down of leasehold improvements and other general property	2,854	2,854	—

Closure and dissolution costs	6,456	2,456	4,000

Severance	2,431	423	2,008

Contract termination penalties	3,000	—	3,000

Other	479	—	479

	$38,321	$12,774	$25,547

      1999 Plan. In December 1999, the Company recorded a restructuring charge of $37.8 million in connection with the acquisition of FaciliCom. The restructuring charge included the estimated costs of (i) consolidating certain of the Company’s United States gateway switching centers and related technical support functions into existing FaciliCom operations; (ii) consolidating certain of the Company’s United Kingdom operations into existing FaciliCom operations; (iii) consolidating certain of the Company’s administrative functions into FaciliCom’s operations; and (iv) eliminating other redundant operations and assets as a result of combining the two entities. No costs were included in the restructuring charge that were expected to derive future economic benefit to the Company.

      Given the duplication of network assets between FaciliCom and the Company, including switching and transmission equipment, the Company made the decision in late 1999 to shut down and dispose of its six gateway switches located in Chicago, Los Angeles, Newark, Dallas, San Francisco and London. All of the U.S. switches were effectively taken out of service as of December 31, 1999. The U.K. switch is being utilized on a limited basis and is scheduled to be taken out of service by September 30, 2000, three months later than the Company’s initial estimate. The ongoing costs of operating the U.K. switch continue to be charged to current operations. The restructuring charge also provided for the write-off of leasehold improvements at the six switch sites and lease commitments remaining on certain facilities and equipment taken out of service.

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

      The following table summarizes the amounts included in each component of the restructuring charge (in thousands):

	Restructuring	1999	2000	Reserve Balance
	Charge	Activity	Activity	at 9/30/00

Write-down of leasehold improvements	$1,506	$1,506	$—	$—

Write-down of network equipment	25,372	25,372	—	—

Write-down of redundant software and general equipment	1,256	1,256	—	—

Accrual for lease and circuit cost commitments	8,078	1,216	2,739	4,123

Accrual for termination benefits	1,588	270	522	796

	$37,800	$29,620	$3,261	$4,919

WorldxChange Management Agreement

      In February 2000, the Company executed a definitive merger agreement with Communication TeleSystems International, d/b/a WorldxChange Communications (“WorldxChange”), a privately held multinational telecommunications service provider (see “Note K”). On August 1, 2000, the Company entered into an Executive Management Services Agreement with WorldxChange. Under this agreement, the Company serves as the exclusive agent for WorldxChange to provide all management services required for the operation and management of WorldxChange. The Company has the authority, to the fullest extent permitted by law, to take all actions and make all decisions on behalf of WorldxChange in the operation and management of WorldxChange’s day to day business affairs. This includes the direction and use of and access to WorldxChange’s assets and the power to select, terminate and determine the compensation of the management and employees of WorldxChange. Under this agreement, the Company has also assumed all financial responsibility related to the operations of WorldxChange subsequent to August 1, 2000.

      As a result of World Access assuming all financial responsibility for WorldxChange, the Company has recorded the net loss incurred by WorldxChange since August 1, 2000 as a single line item, “Expense under WorldxChange Management Agreement”, in its Statement of Operations. This item has been presented as part of the Company’s operations due to the significant integration that has occurred between the companies. As of September 30, 2000, World Access and WorldxChange have consolidated their sales forces, billing systems and network operations centers, as well as decommissioned certain switches as traffic has migrated from one network to the other.

      The Statement of Operations for WorldxChange for the two months ended September 30, 2000 while operating under the Management agreement is (in thousands):

Revenue	$74,031

Cost of services	55,920

Selling, general and administrative	25,842

Depreciation and network amortization	6,808

Amortization of intangibles	1,889

Total operating expense	90,459

Operating loss	(16,428)

Interest and other income	280

Interest expense	6,511

Loss before income taxes	(22,659)

Income taxes	29

Net loss	$(22,688)

      Stockholders holding a majority of the outstanding shares of voting stock of both the Company and WorldxChange have entered into agreements in which they agreed to vote in favor of the WorldxChange merger. In early August 2000, when it was determined that completion of the WorldxChange merger was highly likely under the voting agreements, the Company began advancing funds to WorldxChange for working capital purposes. World Access had loaned and advanced funds to WorldxChange aggregating approximately $77.3 million.

      Due to the extensiveness of the integration between the companies the expense associated with the management agreement has been recorded as an operating expense. Since the Company has recorded the net loss of WorldxChange as a management expense there would not be any significant difference in net loss if the Company had consolidated their financial results beginning August 1, 2000. The Company will not present WorldxChange on a consolidated basis until the merger is closed. If the Company had consolidated WorldxChange effective August 1, 2000 the Company would have had the following pro forma results for the third quarter of 2000 (in thousands):

Revenue	$320,663

Cost of services	272,222

Selling, general and administrative	91,909

Depreciation and network amortization	9,576

Amortization of intangibles	21,058

Restructuring charge	38,321

Total operating expense	433,086

Operating loss	(112,423)

Interest and other income	12,361

Interest expense	19,844

Foreign exchange loss	(586)

Loss from Continuing Operations before income taxes	(120,492)

Income taxes	(17,121)

Net loss from Continuing Operations	$(103,371)

Results Of Continuing Operations

      The following table sets forth certain financial data expressed as a percentage of total revenue from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Carrier services	90.5%	100.0%	92.0%	100.0%

Retail services	9.5	—	8.0	—

Total revenue	100.0	100.0	100.0	100.0

Cost of services (exclusive of depreciation and amortization)	88.5	89.1	87.7	91.0

Selling, general and administrative	24.9	4.3	14.2	4.4

Depreciation and network amortization	1.9	1.0	1.7	1.1

Amortization of intangibles	5.6	.9	5.1	1.0

Expense under WorldxChange management agreement	8.6	—	2.7	—

Restructuring charge	14.5	—	4.2	—

Total operating expenses	144.0	95.3	115.6	97.5

Operating income (loss)	(44.0)	4.7	(15.6)	2.5

Interest and other income	4.8	.7	2.6	.5

Interest expense	5.2	1.9	5.1	2.1

Foreign exchange gain (loss)	(0.2)	—	—	—

Income (loss) before income taxes	(44.6)	3.5	(18.1)	.9

Income taxes (benefit)	(6.5)	1.5	(2.3)	.6

Income (loss) from continuing operations	(38.1)%	2.0%	(15.8)%	.3%

Third Quarter 2000 Continuing Operations Compared to Third Quarter 1999 Continuing Operations

      Revenue. Total revenue increased $134.9 million, or 103.6%, to $265.1 million in the third quarter of 2000 from $130.2 million in the third quarter of 1999. The increase was due to the acquisitions of FaciliCom in December 1999 and NETnet in February 2000 (the “Acquisitions”). On a pro forma basis, giving effect to the Acquisitions as if completed on January 1, 1999, third quarter 2000 revenue decreased by approximately $28.3 million, or 9.6%, as compared to the third quarter of 1999. This decrease is due primarily to the Company’s tightened credit policies that were implemented in the third quarter. The policies resulted in disconnecting service to more than 50 carriers and severely restricting credit allowed to approximately 25 other carriers.

      As a result of the Acquisitions, the Company began providing telecommunications services to retail European customers in the first quarter of 2000, primarily to small and medium sized businesses. The Company’s long-term strategy is focused on growing European retail revenues, primarily through acquisitions. Retail revenue was $25.2 million, or 9.5% of total revenue in the third quarter of 2000.

      Minutes of traffic billed in the third quarter of 2000 were 1.7 billion, an increase of 297.6% from the 427.6 million minutes of traffic billed in the third quarter of 1999. The increased minutes were primarily due to new customers and new routes related to the Acquisitions. Average total revenue per minute was $.16, a significant decrease from the average total revenue per minute of $.31 in the third quarter of 1999. The decrease in rates reflects the impact of FaciliCom’s intra-European long distance traffic, which traditionally carries significantly lower rates than the Company’s historical transatlantic traffic, continued pricing pressures on competitive routes and an increase in traffic in countries with lower rates per minute of use.

      During the third quarter of 2000, approximately 36.9% of the Company’s total revenue was from traffic originated in Europe. The strengthening of the U.S. dollar versus the Euro and other major European currencies negatively impacted the Company’s European revenue by approximately $12.3 million, or 12%.

      Pursuant to a Carrier Services Agreement with WorldCom, the Company recorded approximately $28.9 million of revenue and related cost of services (exclusive of depreciation and amortization) of $8.8 million during the third quarter of 2000. This represented approximately 10.9% and 3.7% of the Company’s total revenue and cost of services (exclusive of depreciation and amortization) from continuing operations, respectively. The Company expects the percentage of its total revenue contributed by WorldCom to continue to decrease in connection with its acquisitions of STAR, WorldxChange and TelDaFax.

      Cost of Services (Exclusive of Depreciation and Amortization). Cost of services (exclusive of depreciation and amortization), referred to herein as “cost of services”, increased $118.8 million, or 102.4%, to $234.7 million in the third quarter of 2000 from $116.0 million in the third quarter of 1999. This increase is primarily due to the Acquisitions. As a percentage of revenue, cost of services decreased to 88.5% of revenue for the third quarter of 2000 as compared to 89.1% for the third quarter of 1999.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $60.4 million, or 1065.8%, to $66.1 million in the third quarter of 2000 from $5.7 million in the third quarter of 1999, primarily due to the Acquisitions and the $34.6 million one-time charge. As a percentage of total revenue, these expenses, excluding the one-time charge, increased to 11.9% in the third quarter of 2000 as compared to 4.3% in the third quarter of 1999. The percentage increase relates primarily to the costs of operating FaciliCom’s businesses in 13 European countries and the inclusion of retail services, which typically have selling, general and administrative expenses greater than 20.0% of retail revenue.

      In the third quarter of 2000, the Company recorded a one-time selling, general and administrative expense charge of $34.6 million in order to significantly increase reserves for doubtful accounts and accrue for costs associated with the integration of World Access and WorldxChange billing systems and the rebranding of all European retail activities using the NETnet brand.

      In August 2000, the Company began to see a larger number of its customers defer payments owed to it, particularly customers that were operating as competitive local exchange carriers or those operating in the prepaid calling card industry. These companies are typically referred to as Tier 3 carriers. In late August and early September, several of these carriers declared bankruptcy or announced their intent to reorganize. While the Company evaluates the collectibility of its accounts receivable and establishes appropriate reserves on a regular basis, these deteriorating conditions required the Company to perform a more extensive review of the financial condition of its current customer base, in particular Tier 3 carriers and resellers of telecom services.

      As a result of this review, the Company came to the conclusion that many of these companies were undercapitalized and would need significant additional capital in the next three to 12 months to continue as going concerns. Based on the continuing weakness being experienced in the debt markets for telecom companies and the dramatic decrease in equity valuations for telecom companies in recent months, the Company also concluded that it would be difficult for many of these companies to raise the needed capital. The recent failures of several telecom businesses and the public announcements by others of their need to raise cash will only serve to further weaken the debt and equity markets historically relied upon by these carriers.

      In late August, in connection with the increasing number of late payments, the Company elected to tighten its credit policies and aggressively discontinue service when certain customers missed payment commitments. Based on the review referenced above and after careful consideration, the Company subsequently elected to discontinue services entirely to many Tier 3 customers and reseller customers and significantly restrict the volume of traffic carried for others.

      Although discontinuing or curtailing service to customers in and of itself does not alleviate the legal liability for customers to pay for services previously provided, and the Company certainly intends to pursue every available course of action to ensure accounts receivable are collected, there is now a much greater risk of loss for amounts owed by these customers. This risk is associated with the deteriorating financial condition of these carriers, weaknesses in the debt and equity markets for telecom companies and the fact these carriers will be inclined to allocate available cash to the carriers they are using to terminate their present and future traffic. In the future, these customers will also likely be required to pay for a higher percentage of their termination services on a prepaid basis, further reducing the amount of cash available to pay for previous services provided. To recognize the increased risk of loss related to the actions taken in late August and September, the Company felt it was necessary to record a significant increase in its reserve for doubtful accounts in the third quarter of 2000.

      Depreciation and Network Amortization. Depreciation and network amortization increased $3.7 million, or 294.5%, to $5.0 million in the third quarter of 2000 from $1.3 million in the third quarter of 1999, primarily due to the depreciation and amortization of FaciliCom’s European network.

      Amortization of Intangibles. Amortization of intangibles increased $13.6 million to $14.8 million in the third quarter of 2000 from $1.2 million in the third quarter of 1999. The increase relates to goodwill and other intangibles recorded in connection with the Acquisitions.

      The Company amortizes goodwill and other intangibles to expense on a straight-line basis over a five to 20-year period. Management reviews the net carrying value of intangibles on a regular basis, and, if deemed necessary, charges are recorded against current operations for any impairment in the value of these assets. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows. There was no impairment incurred in the third quarter of 2000.

      Operating Income (Loss). Operating loss was $116.6 million, or 44.0% of revenue, in the third quarter of 2000 compared to $6.1 million of operating income, or 4.7% of revenue, in the third quarter of 1999. Before the restructuring charge and the one-time selling, general and administrative charge, operating loss was 16.5% of revenue, or $43.6 million, a decrease in operating income of $49.8 million from the same period in 1999. The expenses under the WorldxChange management agreement, and additional depreciation and amortization resulting from acquired assets represents the majority of the change. The remainder is attributable to the higher selling, general and administrative costs associated with the Company’s shift to a retail customer base.

      Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). EBITDA was a loss of $96.7 million, or 36.5% of revenue, in the third quarter of 2000 compared to positive EBITDA of $8.6 million, or 6.6% of revenue, in the third quarter of 1999, a decrease of $105.3 million. Expenses recognized under the WorldxChange management agreement included approximately $15.0 million for interest, taxes, depreciation and amortization, increasing EBITDA to a loss of $81.8 million. Prior to the effect of the restructuring charge and the one-time selling, general and administrative charge, EBITDA was a loss of $8.9 million, or 3.3% of revenue, for the third quarter of 2000. The remaining decrease in EBITDA is attributable to the higher selling, general and administrative costs associated with the Company’s shift to a retail customer base and the effect of the expense under the Management Service Agreement.

      EBITDA from continuing operations is earnings (loss) before net interest expense (income), income taxes, foreign exchange gains or losses, depreciation and amortization and is presented because the Company believes that such information is commonly used in the telecommunications industry as one measure of a company’s operating performance and historical ability to service debt. EBITDA from continuing operations is not determined in accordance with generally accepted accounting principles, is not indicative of cash provided by operating activities, should not be used as a measure of operating income and cash flows from operations as determined under generally accepted accounting principles and should not be considered in isolation or as an alternative to, or to be more meaningful than, measures of performance determined in accordance with generally accepted accounting principles. EBITDA, as calculated by the Company, may not be comparable to similarly titled measures reported by other companies and could be misleading unless all companies and analysts calculated EBITDA in the same manner.

      Interest and Other Income. Interest and other income increased $11.7 million to $12.6 million in the third quarter of 2000 from $913,000 in the third quarter of 1999 due to a $7.6 million gain on the sale of securities, an increase in invested cash balances of the Company and higher market rates of return. The gain on the sale of securities relates to the sale of Ciena Corp. common shares received by the Company in July 2000 as final payment for its previous investment in Omnia Communications, Inc.

      Interest Expense. Interest expense increased $11.5 million to $13.9 million in the third quarter of 2000 from $2.4 million in the third quarter of 1999. The increase was primarily due to interest expense associated with the $300.0 million of 13.25% Senior Notes issued in December 1999 in exchange for FaciliCom’s Senior Notes and other debt assumed by the Company in connection with the Acquisitions.

      Foreign Exchange Gain (Loss). The Company reported a $586,000 foreign exchange loss in the third quarter of 2000. All of this loss was unrealized and related to the conversion of special drawing rights, or SDRs, into monetary units other than U.S. dollars (see “Quantitative and Qualitative Disclosures about Market Risks”).

First Nine Months of 2000 Continuing Operations Compared to First Nine Months of 1999 Continuing Operations

      Revenue. Total revenue increased $498.5 million, or 151.9%, to $826.7 million in the first nine months of 2000 from $328.2 million in the first nine months of 1999. The increase was due to the acquisition of CommNet in May 1999 and the Acquisitions (collectively “All Acquisitions”) and organic growth. On a pro forma basis, giving effect to All Acquisitions as if completed on January 1, 1999, revenue for the first nine months of 2000 increased by approximately $100.4 million, or 13.0%, as compared to the first nine months of 1999.

      As a result of the FaciliCom and NETnet acquisitions, the Company began providing telecommunications services to retail European customers in the first quarter of 2000, primarily to small and medium sized businesses. The Company’s long-term strategy is focused on growing European retail revenues, primarily through acquisitions. Retail revenue was $65.8 million, or 8.0% of total revenue in the first nine months of 2000.

      Minutes of traffic billed in the first nine months of 2000 were 5.5 billion, an increase of 450.0% from the 1.0 billion minutes of traffic billed in the first nine months of 1999. The increased minutes were primarily due to new customers and new routes related to All Acquisitions. Average total revenue per minute was $.15, a significant decrease from the average total revenue per minute of $.33 in the first nine months of 1999. The decrease in rates reflects the impact of FaciliCom’s intra-European long distance traffic, which traditionally carries significantly lower rates than the Company’s historical transatlantic traffic, continued pricing pressures on competitive routes and an increase in traffic in countries with lower rates per minute of use.

      During the first nine months of 2000, approximately 38.8% of the Company’s total revenue was from traffic originated in Europe. The strengthening of the U.S. dollar versus the Euro and other major European currencies negatively impacted the Company’s European revenue by approximately $29.3 million, or 9.0%.

      Pursuant to a Carrier Services Agreement with WorldCom, the Company recorded approximately $144.9 million of revenue and related cost of services (exclusive of depreciation and amortization) of $79.2 million during the first nine months of 2000. This represented approximately 17.5% and 10.9% of the Company’s total revenue and cost of services (exclusive of depreciation and amortization) from continuing operations, respectively. The Company expects the percentage of its total revenue contributed by WorldCom to continue to decrease in connection with its acquisitions of STAR, WorldxChange and TelDaFax.

      Cost of Services (Exclusive of Depreciation and Amortization). Cost of services (exclusive of depreciation and amortization), referred to herein as “cost of services”, increased $426.3 million, or 142.7%, to $725.1 million in the first nine months of 2000 from $298.8 million in the first nine months of 1999. This increase is primarily due to All Acquisitions. As a percentage of revenue, cost of services decreased to 87.7% of revenue for the first nine months of 2000 as compared to 91.0% for the first nine months of 1999.

      This decrease in cost of services as a percentage of total revenue was due to several factors, including favorable costs related to WorldCom traffic, the inclusion of retail revenue and overall economies of scale associated with the significant increase in total revenue. The economies of scale include benefits from access to larger carrier vendors, lower purchasing rates due to increases in minute traffic volumes and greater utilization of fixed network facilities. The Company expects that a reduced overall dependency upon WorldCom traffic and pricing pressures due to increased competition may adversely affect its cost of services in the future, particularly in the carrier services business. Management expects to offset these pressures through increased retail services revenue, the realization of cost synergies from All Acquisitions and pending acquisitions of STAR, WorldxChange and TelDaFax, and direct termination reductions realized through new direct transit agreements.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $103.1 million, or 718.7%, to $117.4 million in the first nine months of 2000 from $14.3 million in the first nine months of 1999, primarily due to All Acquisitions and a $34.6 million one-time charge in the third quarter of 2000. As a percentage of total revenue, these expenses, excluding the one-time charge, increased to 10.0% in the first nine months of 2000 as compared to 4.4% in the first nine months of 1999. The percentage increase relates primarily to the costs of operating FaciliCom’s businesses in 13 European countries and the inclusion of retail services, which typically have selling, general and administrative expenses greater than 20.0% of retail revenue.

      In the third quarter of 2000, the Company recorded a one-time selling, general and administrative expense charge of $34.6 million in order to significantly increase reserves for doubtful accounts and accrue for costs associated with the integration of World Access and WorldxChange billing systems and the rebranding of all European retail activities using the NETnet brand. For additional details of this charge, see “Third Quarter 2000 Continuing Operations Compared to Third Quarter 1999 Continuing Operations.”

      Depreciation and Network Amortization. Depreciation and network amortization increased $10.6 million, or 286.5%, to $14.3 million in the first nine months of 2000 from $3.7 million in the first nine months of 1999, primarily due to the depreciation and amortization of FaciliCom’s European network.

      Amortization of Intangibles. Amortization of intangibles increased $38.7 million to $42.0 million in the first nine months of 2000 from $3.3 million in the first nine months of 1999. The increase relates to goodwill and other intangibles recorded in connection with All Acquisitions.

      Operating Income (Loss). Operating loss was $129.2 million, or 15.6% of revenue, in the first nine months of 2000 compared to $8.1 million of operating income, or 2.5% of revenue, in the first nine months of 1999. Before the restructuring charge and the one-time selling, general and administrative charge, operating loss was 7.3% of revenue, or $60.2 million, a decrease in operating income of $68.3 million from the same period in 1999. The expenses under the WorldxChange management agreement, and additional depreciation and amortization resulting from acquired assets account for the remainder of the change.

      Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). EBITDA was a loss of $72.8 million, or 8.8% of revenue, in the first nine months of 2000 compared to positive EBITDA of $15.1 million, or 4.6% of revenue, in the first nine months of 1999, a decrease of $87.9 million. Expenses recognized under the WorldxChange management agreement included approximately $15.0 million for interest, taxes, depreciation and amortization, increasing EBITDA to a loss of $57.9 million. Prior to the effect of the restructuring charge and the one-time selling, general and administrative charge, EBITDA was positive $11.1 million, or 1.3% of revenue, for the first nine months of 2000. The remaining decrease in EBITDA is attributable to the higher selling, general and administrative costs associated with the Company’s shift to a retail customer base and the effect of the expense under the Executive Management Services Agreement.

      Interest and Other Income. Interest and other income increased $20.1 million to $21.9 million in the first nine months of 2000 from $1.8 million in the first nine months of 1999 due to a $7.6 million gain on the sale of securities, an increase in invested cash balances of the Company and higher market rates of return.

      The gain on the sale of securities relates to the sale of Ciena Corp. common stock received by the Company in July 2000 as final payment for its previous investment in Omnia Communications, Inc.

      Interest Expense. Interest expense increased $35.8 million to $42.5 million in the first nine months of 2000 from $6.7 million in the first nine months of 1999. The increase was primarily due to interest expense associated with the $300.0 million of 13.25% Senior Notes issued in December 1999 in exchange for FaciliCom’s Senior Notes and other debt assumed by the Company in connection with All Acquisitions.

      Foreign Exchange Gain (Loss). The Company reported a $375,000 foreign exchange loss in the first nine months of 2000. All of this loss was unrealized and related to the conversion of special drawing rights, or SDRs, into monetary units other than U.S. dollars (see “Quantitative and Qualitative Disclosures about Market Risks”).

Discontinued Operations

      In December 1999, in connection with the acquisition of FaciliCom, the Company adopted a plan to divest all of its remaining equipment businesses in order to focus on its international long distance business. As a result of this plan, all of the Company’s equipment businesses have been accounted for as discontinued operations and, accordingly, the results of their operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. Results of discontinued operations were as follows (in thousands):

	Nine Months Ended
	September 30,

	2000	1999

Sales	$26,939	$214,769

Cost of sales	20,418	133,551

Research and development	6,778	13,281

Selling, general and administrative	13,764	31,252

Goodwill amortization	1,635	6,645

Other (income) expense, net	(267)	5,534

Income (loss) before income taxes	(15,924)	35,574

Income taxes (benefit)	(5,527)	15,848

Net income (loss) from operations	(10,397)	19,726

Net gain (loss) on sale	27,773	(12,342)

Net income (loss)	$17,376	$7,384

      Results for the first nine months of 1999 include sales and income before income taxes of $12.9 million and $3.9 million, respectively, for the Galaxy Engineering Services Division, which was sold by the Company in December 1999. Discontinued operations consisted of the following businesses as of December 31, 1999:

•	Telco Systems Division (acquired November 1998), a provider of next generation transport and access solutions for service providers throughout the world. Its products include intelligent integrated access devices, multiplexers and digital microwave radios.

•	NACT Switching Division (acquired February 1998), a provider of advanced switching platforms with integrated proprietary applications software as well as billing and telemanagement systems.

•	Wireless Local Loop (“WLL”) Division, a research and development group designing a next generation, fixed wireless local loop system.

•	Cellular Infrastructure Supply (“CIS”) Division (acquired March 1997), a value-added supplier of new and refurbished cellular base stations and related equipment.

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

      The assets and liabilities of the discontinued operations are reflected as “Net assets held for sale” in the consolidated balance sheets and consisted of the following (in thousands):

	September 30,	December 31,
	2000	1999

Accounts receivable	$4,699	$58,080

Inventories	6,609	26,716

Other current assets	4,237	40,369

Total current assets	15,545	125,165

Property and equipment	3,679	13,198

Goodwill and other intangibles	21,581	167,295

Other assets	3,773	17,891

Total assets	44,578	323,549

Accounts payable	8,663	22,771

Other current liabilities	6,859	40,840

Other liabilities	5,723	15,550

Net assets held for sale	$23,333	$244,388

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

      The shares of BATM stock held by the Company, which had an estimated value of $76.9 million at the time of the Telco Systems sale, trade on the London Stock Exchange. Under the terms of the sales agreement, the Company may not sell, transfer or otherwise monetize these shares until April 5, 2001 without the consent of BATM. The BATM shares are included in “Short-term investments” on the Company’s consolidated balance sheet and were recorded by the Company at fair market value. During 2000, the Company has recognized, net of taxes, a $3.2 million unrealized gain on the value of these securities. This gain is included in a separate component of stockholders’ equity.

      During the first four months of 2000, the Company monetized the majority of its investment in CIS, which consisted primarily of trade accounts receivable and inventories in the normal course of business. The cash realized from these activities approximated the carrying values of these assets at December 31, 1999. The remaining assets of CIS, which were not material, were sold in a private transaction completed in May 2000.

      In connection with the sales of these businesses and certain other Equipment Group transactions, and after a charge to write-down the carrying value of NACT to the Company’s current estimate of net realizable value, the Company recorded a pre-tax gain in the second quarter of $124.5 million. After income taxes, the net gain recorded was $35.8 million. The income tax provision related to this gain was 71.3%, significantly higher than statutory tax rates, primarily due to the non-deductibility of Telco Systems and NACT goodwill written-off.

      The following summarizes the $32.7 million write-down of discontinued operations to net realizable value in the fourth quarter of 1999, the $35.8 million net gain realized on the sale of equipment businesses in the second quarter of 2000 and the $8.0 million write-down to net realizable value recorded in the third quarter of 2000 (in thousands):

	4th Quarter	2nd Quarter	3rd Quarter
	1999	2000	2000	Total

Telco Systems	$—	$203,934	$—	$203,934

NACT	—	(80,445)	(8,000)	(88,445)

CIS	(22,079)	(551)	—	(22,630)

WLL	(11,717)	2,611	—	(9,106)

Other	(5,716)	(999)	—	(6,715)

Gain (loss) before income taxes	(39,512)	124,550	(8,000)	77,038

Income taxes	6,860	(88,777)	—	(81,917)

Net gain (loss)	$(32,652)	$35,773	$(8,000)	$(4,879)

      In the first nine months of 2000, NACT had sales and EBITDA loss of $15.7 million and $1.1 million, respectively, considerably below Company expectations and prior year results. In the second quarter of 2000, the Company wrote-down the carrying value of NACT to approximately $50.0 million based on revised estimates of net realizable value. In the third quarter of 2000, the Company wrote-down the carrying value of NACT by an additional $8.0 million.

Liquidity and Capital Resources

      Overview. Cash management is a key element of the Company’s operating philosophy and strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased network capacity, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. As of September 30, 2000, the Company had $406.8 million of cash and short-term investments to support its current working capital requirements and strategic growth initiatives.

      Operating Activities. Cash used by operating activities was $130.4 million for the first nine months of 2000 as compared to cash provided from operations of $17.4 million for the first nine months of 1999.

      Accounts receivable increased $61.6 million to $226.4 million at September 30, 2000 from $164.8 million at December 31, 1999. The increase in accounts receivable was primarily due to the acquisitions completed in 2000 and the $92.2 million increase in the Company’s total revenue for the third quarter of 2000 as compared to the fourth quarter of 1999. In addition, WorldCom, the Company’s largest customer, began paying for its carrier services under standard credit terms during the first quarter of 2000. WorldCom had traditionally prepaid for services provided by the Company under a Carrier Service Agreement entered into in mid-1998.

      Average days sales outstanding at September 30, 2000 were approximately 79 days as compared to 59 days at December 31, 1999. The increase related primarily to the change in WorldCom payment terms and a net $39.3 million increase in accounts payable during the first nine months of 2000. In its carrier service business, the Company will frequently buy selected termination capacity, routes and services from certain carriers and sell these same carriers different termination capacity, routes and services. When the timing impact of these offsetting receivables and payables is excluded, management believes its normalized average days sales outstanding currently approximates 60 days.

      Investing Activities. Cash from investing activities was $228.3 million in the first nine months of 2000 as compared to cash used by investing activities of $6.6 million in the first nine months of 1999.

      The net cash impact of business acquisitions and related transactions completed in the first nine months of 2000 was the generation of $25.7 million of cash, consisting of the following (in thousands):

Cash balance of acquired companies	$44,511

Cash portion of purchase price	(3,500)

Fees and expenses paid	(15,333)

$25,678

      In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of LDI, including its wholly-owned subsidiary NETnet. In connection with the LDI acquisition, the Company issued 185,000 shares of Series D Preferred Stock to LDI’s stockholders and the holders of LDI’s senior notes. The Series D Preferred Stock, which has a $185.0 million liquidation preference, was valued at $217.6 million.

      LDI had historically maintained significant cash balances in escrow pursuant to the Indenture governing its $225.0 million senior notes. As an integral component of the LDI acquisition, the senior note holders waived their rights to the remaining $36.7 million of restricted cash. This cash was received by the Company free of restriction at the acquisition date.

      The $15.3 million of fees and expenses paid in the first nine months of 2000 related primarily to the FaciliCom acquisition completed in December 1999 and the LDI acquisition.

      During the first nine months of 2000, the Company invested $18.0 million in property and equipment. Of this amount, $16.8 million related to continuing operations and was primarily spent on upgrading the Company’s European telecommunication network.

      In February 2000, the Company executed a definitive agreement with STAR, pursuant to which STAR will be merged with and into the Company. Under the terms of the agreement, each share of STAR common stock will be converted into .386595 shares of the Company’s common stock. The Company has the option of paying up to 40% of the merger consideration in cash. In addition, the Company will assume approximately $75.0 million in STAR debt. The Company expects the transaction to close in December 2000.

      The STAR merger is subject to, among other things, the approval of the stockholders of the Company and STAR, and the divestiture by STAR of certain business segments for specified minimum net cash proceeds. The merger is intended to qualify as a tax-free reorganization, and will be accounted for as a purchase transaction. The Company has agreed to provide bridge financing to STAR in an amount up to $35.0 million, none of which has been funded as of the date of this Report.

      In February 2000, the Company executed a definitive merger agreement with WorldxChange. Under the terms of the agreement, each share of WorldxChange common stock will be exchanged for .6583 shares of the Company’s common stock. In addition, the Company will assume approximately $225.0 million in WorldxChange debt. The Company expects the transaction to close in December 2000.

      The WorldxChange merger is subject to, among other things, the approval of the stockholders of the Company and WorldxChange. The merger is intended to qualify as a tax-free reorganization, and will be accounted for as a purchase transaction. The Company agreed as part of the merger agreement to provide bridge financing to WorldxChange in an amount up to $45.0 million, $35.7 million of which was funded in the first nine months of 2000. In addition, under the management services agreement the Company has made working capital advances of approximately $41.6 million. Management anticipates that it will continue to make working capital advances in the future. The loans and advances to WorldxChange are included in “Net advances to WorldxChange” in the consolidated balance sheets.

      Financing Activities. Cash provided from financing activities was $79.2 million and $41.9 million for the first nine months of 2000 and 1999, respectively.

      In February 2000, the Company sold an aggregate of 3,822,552 shares of restricted common stock for approximately $83.1 million, or $21.75 per share, in two private transactions with a group of institutional and sophisticated investors. The share price was based on the average closing price of the Company’s common stock during the five days prior to the offering dates.

      In June 2000, the Company issued 20,000 shares of Series A Preferred Stock for an aggregate amount of $20.0 million. These shares were issued to The 1818 Fund III, L.P., in connection with its exercise of an option agreement.

      In December 1998, the Company entered into a $75.0 million revolving line of credit facility (the “Facility”), with a banking syndicate group led by Bank of America. In December 1999, the Company amended the Facility to increase the line of credit to $100.0 million and extend the credit for another 364-day term. In November 2000, the Company terminated this facility.

      As of December 31, 1999, borrowings of $25.0 million were outstanding under the Facility, which represented the amount drawn on the Facility in December 1999 to repay $25.0 million owed by FaciliCom at the time of its acquisition under its revolving line of credit. In January 2000, the Company repaid the $25.0 million outstanding under the Facility.

      During the first nine months of 2000, the Company received approximately $11.1 million in cash from the exercises of stock options and warrants by the Company’s employees and directors.

      Commitments and Contingencies. Under the terms of the Indenture governing the Company’s $300.0 million of 13.25% Senior Notes due 2008, the Company has an obligation to utilize the net cash proceeds (as defined in the Indenture) from the sale of certain of its equipment businesses (see “Discontinued Operations”) to retire debt. Based on the net cash received to date from the sale of Telco Systems in April 2000, the Company is currently obligated to utilize approximately $160 million to retire unsubordinated indebtedness (as defined in the Indenture) or make a tender offer for its 13.25% Senior Notes by January 2, 2001. The net cash relates to the $268.6 million cash element of the Telco Systems sale price, less approximately $11.0 million of transaction expenses and $97.0 million of income taxes. The income taxes represent the net cash liability the Company is expected to incur as a result of the gain it will realize on the sale of Telco Systems for federal and state income tax purposes. Income taxes assume a tax basis for Telco Systems of approximately $92.0 million and a combined federal and state tax rate of 40%.

      To the extent the Company uses its net cash proceeds to tender for the 13.25% Senior Notes, the actual tender price is defined in the Indenture as the face value of the Notes, plus accrued and unpaid interest, less the current market value of $15.0 million, or five points, of Company common stock paid to the noteholders as exchange consideration in December 1999. Assuming $5.00 per share as the value of the Company common stock, the current tender price would be approximately 98% of face value, plus accrued and unpaid interest.

      Under the indenture, the Company will also be required to retire indebtedness when it receives additional net cash proceeds from the sale of 9.6 million shares of BATM stock or from the sale of its NACT business. The BATM shares, which had a value of approximately $82.2 million at September 30, 2000, were received by the Company in connection with the sale of Telco Systems. The Company is contractually restricted from selling or otherwise monetizing these shares until April 5, 2001 without the consent of BATM. The Company will be required to retire unsubordinated indebtedness or make a tender offer for its 13.25% Senior Notes within nine months from the date the Company receives the related cash proceeds from these two events.

      In the normal course of business, the Company enters into certain sales-type lease arrangements with equipment customers. These leases are generally sold to third-party financing institutions. A portion of these arrangements contains certain recourse provisions under which the Company remains liable. The Company’s maximum exposure under the recourse provisions, net of related reserves, was approximately $7.4 million at September 30, 2000. A portion of this contingent obligation is collateralized by security interests in the related equipment. The fair value of the recourse obligation at September 30, 2000 was not determinable as no market exists for these obligations.

      Income Taxes. The Company’s provision for income taxes attributable to continuing operations for the first nine months of 2000 was a benefit of $19.3 million, or approximately 12.8% of loss from continuing operations before income taxes. The provision for income taxes differs from the amount computed by applying the statutory federal and state income tax rates due to non-deductible expenses, consisting primarily of amortization of intangibles.

      As a result of the exercises of non-qualified stock options and warrants by the Company’s employees and directors, the Company realized federal income tax benefits during the first nine months of 2000 of approximately $2.6 million. Although these tax benefits do not have any effect on the Company’s provision for income tax expense, they represent a cash benefit to the Company. This tax benefit is accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value.

      Summary. Since June 1999, World Access has raised significant capital through the sale of $70.0 million of Series A Preferred Stock, the sale of $158.1 million of common stock in private placement transactions and the sale of certain equipment businesses for approximately $285.0 million of gross cash proceeds. These transactions have significantly enhanced the financial strength of World Access and improved its liquidity. World Access believes that existing cash and short-term investments, available borrowings and additional cash expected to be generated from the sale of NACT and related assets will provide World Access with sufficient financial resources to support the cash requirements of World Access, STAR and WorldxChange for at least the next twelve months.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS No. 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS 133. As a result of this amendment, SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gain and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

      In December 1999, the Securities and Exchange Commission staff issued SAB No. 101, Revenue Recognition in Financial Statements. The SAB spells out four basic criteria that must be met before companies can record revenue. These are: (a) persuasive evidence that an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller’s price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured. Many of the examples in the SAB address situations that give rise to the potential for recording revenue prematurely. They include transactions subject to uncertainties regarding customer acceptance, including rights to refunds and extended payment terms, and require continuing involvement by the seller.

      In March 2000, the SEC issued SAB 101A — Amendment: Revenue Recognition in Financial Statements, that delays the implementation date of certain provisions of SAB 101. Under the amendment, the Company is not required to restate its prior financial statements provided that the Company reports a change in accounting principle no later than the second fiscal quarter (ending June 30, 2000) in accordance with FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. In accordance with SFAS 3, for companies that adopt SAB 101 in the second quarter, financial information for the first quarter would be restated by including a cumulative effect adjustment in the quarter (i.e., the first quarter). Management believes the adoption of SAB 101 may result in an increase in the deferral of revenue for certain sales by the Company’s NACT business. Management does not believe the adoption of SAB 101 would have a material impact on the Company’s consolidated financial position or results of operations.

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

      Although the Company’s reporting currency is the U.S. dollar, an increasing percentage of the Company’s revenue will be generated from international operations. Accordingly, changes in currency exchange rates may have a significant effect on the Company’s future results of operations. For example, the accounting rate under certain European operating agreements is often defined in monetary units other than U.S. dollars, such as “special drawing rights” or “SDRs.” To the extent that the U.S. dollar declines relative to units such as SDRs, the dollar equivalent accounting rate would increase. In addition, as the Company expands into foreign markets, its exposure to foreign currency rate fluctuations is expected to increase. Although the Company does not currently engage in exchange rate hedging strategies, management may choose to limit the Company’s exposure by purchasing forward exchange contracts or other similar hedging strategies. Specific hedging contracts, if any, will be subject to approval by specified officers acting within the Company’s board of directors’ overall policies and limits. Management intends to limit the Company’s hedging activities to the extent of its foreign currency exposure. There can be no assurance that any currency hedging strategy will be successful in avoiding currency exchange-related losses.

      Management invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less, in accordance with internal investment policies. These investments are limited primarily to U.S. Treasury securities, certain time deposits, and high quality repurchase agreements and commercial paper (with restrictions on the rating of the companies issuing these instruments). Management does not invest in any derivative or commodity type instruments. In addition, the restricted cash balance available to partially fund the January 2001 interest payment on the Company’s 13.25% Senior Notes is invested in U.S. Treasury securities. Accordingly, the Company is subject to minimal market risk on any of its investments.

      The majority of the Company’s debt, which consists of $300.0 million of 13.25% Senior Notes and $115.0 million of 4.5% Convertible Notes, bears interest at a fixed rate. Although the actual service requirements of this debt are fixed, changes in interest rates generally could put the Company in a position of paying interest that differs from then existing rates. The Company’s revolving line of credit agreement with Nortel Networks, Inc. provide for borrowings which bear interest at variable rates based on either the prime rate or the London Interbank Offered Rates. The Company had approximately $30.4 million outstanding pursuant to this revolving line of credit at September 30, 2000. Management believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows should not be material.

      In connection with the sale of Telco Systems in April 2000, the Company received 9,600,000 restricted shares of BATM Advanced Communications Limited (“BATM”) stock, as adjusted for a ten for one stock split in July 2000. The shares of BATM stock, which had an initial value of approximately $76.9 million, trade on the London Stock Exchange. Under the terms of the sales agreement, the Company may not sell, transfer or otherwise monetize these shares for a period of one year without the consent of BATM. Unrealized gain and losses on the fair value of the BATM stock are recognized as a separate component of stockholders’ equity.

PART II

OTHER INFORMATION

Item  1.  Legal Proceedings

      From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. Other than as discussed below, neither World Access, Inc. nor any of its subsidiaries is party to any legal proceeding, the outcome of which is expected to have a material adverse effect on the Company’s financial condition or results of operations.

      Plaintiffs have filed 23 class action shareholder suits against the Company and some of its current and former officers alleging violations of the federal securities laws. These suits arise from alleged misstatements of material information in and alleged omissions of material information from some of the Company’s securities filings and other public disclosures, principally related to product development, inventory and sales activities during the fourth quarter of 1998. Plaintiffs have requested damages in an unspecified amount in their complaints. These class action suits were consolidated into a single action for all pretrial proceedings in the United States District Court for the Northern District of Georgia under the caption In re: World Access, Inc. Securities Litigation (File No. 1:99-CV-43-ODE). The plaintiffs filed an amended consolidated complaint for this action on or about May 28, 1999. The Company filed a motion to dismiss the amended consolidated complaint on June 28, 1999. The court denied this motion to dismiss in an order dated March 28, 2000. The Company filed an answer on May 5, 2000. On July 21, 2000, competing plaintiffs filed Motions for Class Certification, Appointment of Lead Plaintiffs and Appointment of Lead Counsel. Although the Company denies that it violated any of the requirements or obligations of the federal securities laws, there can be no assurance that the Company will not sustain material liability as a result of or related to these suits.

      On February 14, 2000 and March 1, 2000 identical class action complaints were filed against Star Telecommunications and certain of its directors and executive officers which, among other things, sought to enjoin that company’s merger into the Company. On May 5, 2000, the court granted the defendants’ demurrer. On July 14, 2000, the plaintiffs appealed the court’s order granting demurrer.

Item  2.  Changes in Securities and Use of Proceeds

      1.  On July 13, 2000, the Company issued 1,659; 441; 140; 6,760 and 645 shares of convertible preferred stock, Series E, to David Marcus, Luc Baechler, Symphony Finance Ltd., 3i Group plc and Soditic S.A., respectively, in connection with the purchase of all of the outstanding stock of GTN Telecom S.A. by a wholly-owned subsidiary of the Company.

      The Series E preferred stock is convertible, at any time, into shares of World Access common stock at a conversion price equal to $21.75 per share, subject to adjustment described in World Access’ certificate of incorporation.

      If for ten consecutive trading days the market price of World Access common stock exceeds the conversion price in effect on each such trading day, all shares of Series E preferred stock will be automatically converted into such number of shares of World Access common stock as equals the number of shares subject to conversion multiplied by the quotient of $1,000 divided by the conversion price in effect on the last trading day of such ten-day period.

      In addition, any outstanding shares of Series E preferred stock that have not been converted into World Access common stock by July 13, 2003 will be automatically converted into such number of shares of World Access common stock as is equal to the number of shares of Series E preferred stock subject to conversion, multiplied by the quotient of (i) $1,000 divided by (ii) the average market price for the ten consecutive days ending on July 13, 2003. Notwithstanding the foregoing, the average market price for the ten consecutive days ending on July 13, 2003 may not be less than $11.50 or greater than the conversion price, and subject to increase based on a specific decline in the Nasdaq Composite Index between July 13, 2000 and July 13, 2003.

      The Series E stock ranks, as to dividends, equal with the World Access common stock, the Series C preferred stock and the Series D preferred stock and junior to the Series A preferred stock. With respect to liquidation preference, the Series E preferred stock ranks senior to the World Access common stock, junior to the Series A preferred stock, and equal with the Series C preferred stock and Series D preferred stock.

      2.  On September 18, 2000, the Company issued 18,563 shares of common stock to Long Aldridge & Norman LLP in payment of $201,540 in legal fees.

      3.  On September 21, 2000, the Company issued 3,676,995; 2,570,778; 3,849,888 and 1,359,970 shares of common stock to Apax Germany II L.P., Apax Funds Nominees Ltd. für “B” Account, Apax Funds Nominees Ltd. für “D” Account and AP Vermögensverwaltung Gesellschaft bürgerlichen Rechts, respectively, in connection with the Company’s purchase of an aggregate of 11,178,176 shares of TelDaFax AG.

      4.  On September 26, 2000, the Company issued 8,729 shares of common stock to Christian Vogl in connection with the Company’s purchase of Mr. Vogl’s shares of NETnet Telekommunications GmbH, Austria.

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

Item  3.  Defaults Upon Senior Securities

      None

Item  4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item  6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

2.1	—	Agreement and Plan of Merger, dated February 11, 2000 among the Company, STI Merger Co., a Delaware corporation and wholly-owned subsidiary of the Company, and STAR Telecommunications, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 22, 2000, as amended on August 4, 2000). The following is a list of omitted schedules and other attachments which the Company agrees to furnish supplementally to the Commission upon request:

SCHEDULES TO MERGER AGREEMENT:
3.1	(a)	—	Organization
3.1	(b)	—	Capital Structure
3.1	(c)	—	No Conflict
3.1	(d)	—	Reports and Financial Statements
3.1	(g)	—	Required World Access Stockholder Vote
3.1	(j)	—	Litigation; Compliance with Laws
3.1	(k)	—	Absence of Certain Changes or Events

3.1	(o)	—	Tax Matters
3.1	(p)	—	Certain Contracts
3.2	(a)	—	Organization; Standing and Power; Subsidiaries
3.2	(b)	—	Capital Structure
3.2	(c)	—	Authority; No Conflicts
3.2	(h)	—	Litigation
3.2	(i)	—	Absence of Certain Changes or Events
3.2	(j)	—	Employee Benefits Matters
3.2	(k)	—	Intellectual Property
3.2	(n)	—	Taxes
3.2	(o)	—	Certain Contracts
4.2	(f)	—	Sales
4.2	(h)	—	Compensation
4.2	(l)	—	Litigation

2.2	—	Agreement and Plan of Merger, dated February 11, 2000 among the Company, CTI Merger Co., a Delaware corporation and wholly-owned subsidiary of the Company, and Communication TeleSystems International d/b/a WORLDxCHANGE Communications, a California corporation (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 22, 2000, as amended on August 4, 2000). The following is a list of omitted exhibits, schedules and other attachments which the Company agrees to furnish supplementally to the Commission upon request:

EXHIBITS TO MERGER AGREEMENT:
A		—	Form of Escrow Agreement
B		—	Form of Opinion of O’Melveny & Myers LLP
C		—	Form of Opinion of Long Aldridge & Norman LLP

SCHEDULES TO MERGER AGREEMENT:
3.1	(b)	—	Organization and Authorization
3.2		—	Authorized and Outstanding Stock
3.4		—	Financial Statements
3.5		—	Undisclosed Liabilities
3.6		—	Legal Issues
3.7		—	Property
3.10	(a)	—	Intellectual Property
3.10	(b)	—	Computer Software and Databases
3.10	(c)	—	Year 2000 Compliance
3.11		—	Litigation
3.12	(a)	—	Benefit Plans
3.12	(d)	—	Benefit Plans
3.12	(h)	—	Benefit Plans
3.13		—	Collective Bargaining
3.15		—	Investments
3.16		—	Tax Matters
3.18		—	Contracts and Commitments

3.19		—	No Conflict
3.20		—	Agreements in Full Force and Effect
3.21		—	Required Consents and Approvals
3.22		—	Certain Changes and Events
4.1		—	Organization
4.3		—	No Conflict
4.5		—	Capital Structure
4.6		—	Reports and Financial Statements
4.10		—	Required World Access Stockholder Vote
4.13		—	Litigation; Compliance with Laws
4.14		—	Absence of Certain Changes or Events
4.15		—	Tax Matters
5.1	(b)	—	Dividends; Changes in Share Capital
5.1	(c)	—	Issuance of Securities
5.1	(e)	—	Acquisitions
5.1	(f)	—	Sales
5.1	(g)	—	Investments; Indebtedness
5.1	(h)	—	Compensation
5.1	(j)	—	Material Agreements

2.3	—	Purchase and Transfer Agreement, dated June 14, 2000, among the Company, TelDaFax AG, Dr. Henning F. Klose, Apax Germany II L.P., Apax Funds Nominees Ltd. für “B” Account, Apax Funds Nominees Ltd. für “D” Account, AP Vermögensverwaltung Gesellschaft bürgerlichen Rechts and A&M GmbH & Co Vermögensverwaltung KG (incorporated by reference to Exhibit 2.3 to the Company’s Form 10-Q for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000, as amended on September 11, 2000 and October 6, 2000). The following is a list of omitted schedules and other attachments which the Company agrees to furnish supplementally to the Commission upon request:

EXHIBITS TO AGREEMENT:
4.1.2	—	Contribution/Exchange Agreement
5.3	—	Form of Agreement on Transfer of Title to Sold Shares
5.5	—	Registration Rights Term Sheet
8.2	—	Resolutions of Supervisory Board of TelDaFax
9.3.2	—	Letter from Custodian Bank
10.2.1	—	Information Regarding TelDaFax
11.2.3.2	—	Trade Marks and Patents
11.3.1.7	—	Shares on Subsidiaries Not Paid In
11.3.1.8	—	Satzung der TelDaFax Aktiengesellschaft
11.3.1.9	—	Shareholders’ Agreements
11.3.1.10	—	Letter of Intent Regarding Dacotec GmbH
11.3.1.12	—	Noch night eingetragene Gesellschafterbeschlüsse
11.3.3.2	—	Technologies
11.3.4.1	—	Rückstellungsproblematik (TMI)
11.3.5.4	—	CSN-Contract DTAG
11.3.6.1	—	Anhängige Rechtsstrei tigk eiten der TelDaFax

11.3.7.1	—	Anstellungsvertrag
11.3.7.4	—	Employees
11.3.7.5	—	Key Employees
11.3.10	—	Sondereinflüsse auf Personalkosten 2000
11.4.6	—	Necessary Consents
11.4.7	—	U.S. Governmental Approvals

2.4	—	First Amendment to Agreement and Plan of Merger dated May 23, 2000 by and among World Access, Inc., WorldxChange Communications, Inc. and Communication TeleSystems International d/b/a WorldxChange Communications (incorporated by reference to Annex B to the Company’s joint proxy statement/ prospectus contained in its Form S-4 Registration Statement filed with the Commission on November 15, 2000 (Registration No. 333-37750)).
2.5	—	Second Amendment to Agreement and Plan of Merger dated August 1, 2000 by and among World Access, Inc., WorldxChange Communications, Inc. and Communication TeleSystems International d/b/a WorldxChange Communications (incorporated by reference to Annex B to the Company’s joint proxy statement/ prospectus contained in its Form S-4 Registration Statement filed with the Commission on November 15, 2000 (Registration No. 333-37750)).
2.6	—	First Amendment to Agreement and Plan of Merger dated June 7, 2000 by and among World Access, Inc., STI Merger Co. and STAR Telecommunications, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/ prospectus contained in its Form S-4 Registration Statement filed with the Commission on November 14, 2000 (Registration No. 333-37750)).
2.7	—	Second Amendment to Agreement and Plan of Merger dated October 6, 2000 by and among World Access, Inc., STI Merger Co. and STAR Telecommunications, Inc. (incorporated by reference to Annex A to the Company’s joint proxy statement/ prospectus contained in its Form S-4 Registration Statement filed with the Commission on November 14, 2000 (Registration No. 333-37750)).
2.8	—	Third Amendment to Agreement and Plan of Merger dated October 23, 2000 by and among World Access, Inc., WorldxChange Communications, Inc. and Communication TeleSystems International d/b/a WorldxChange Communications (incorporated by reference to Annex B to the Company’s joint proxy statement/ prospectus contained in its Form S-4 Registration Statement filed with the Commission on November 14, 2000 (Registration No. 333-37750)).
3.1	—	Certificate of Incorporation of the Company and Amendments to Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Form S-4, filed with the Commission on October 6, 1998 (Registration No. 333-65386); Amendment to Certificate of Incorporation incorporated by reference herein to Exhibit 3.2 to Form 8-K of the Company’s predecessor, World Access, Inc., filed with the Commission on October 28, 1998).
3.2	—	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on April 9, 1999).
3.3	—	Certificate of Designation of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A (incorporated by reference herein to Exhibit 4 to the Company’s Form 8-K, filed with the Commission on May 3, 1999).
3.4	—	Certificate of Designation of Convertible Preferred Stock, Series C (incorporated by reference to Exhibit 1.7(b) to Appendix A to the Company’s Proxy Statement dated November 5, 1999 relating to the Special Meeting of Stockholder held on December 7, 1999).
3.5	—	Certificate of Designation of Convertible Preferred Stock, Series D (incorporated by reference to Exhibit 4 to the Company’s Form 8-K, filed with the Commission on February 28, 2000).
3.6	—	Certificate of Designation of Convertible Preferred Stock, Series E (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000, as amended on September 11, 2000 and October 6, 2000).
3.7	—	Bylaws of the Company (incorporated by reference herein to Exhibit 3.2 to the Company’s Form S-4, filed with the Commission on October 6, 1998 (Registration No. 333-65389).

4.1	—	Certificate of Designation of 4.25% Cumulative Senior Perpetual Convertible Preferred Stock, Series A (incorporated by reference herein to Exhibit B to the Company’s Form 8-K, filed with the Commission on May 3, 1999).
4.2	—	Certificate of Designation of Convertible Preferred Stock, Series C (incorporated by reference to Exhibit 1.7(b) to Appendix A to the Company’s Proxy Statement dated November 5, 1999 relating to the Special Meeting of Stockholders held on December 7, 1999).
4.3	—	Certificate of Designation of Convertible Preferred Stock, Series D (incorporated by reference to Exhibit 4 to the Company’s Form 8-K, filed with the Commission on February 28, 2000).
4.4	—	Certificate of Designation of Convertible Preferred Stock, Series E (incorporated by reference to Exhibit 3.6 hereto).
10.1	—	Executive Management Services Agreement dated as of August 1, 2000 by and between World Access, Inc. and Communication TeleSystems International d/b/a/ WorldxChange Communications (incorporated by reference to Exhibit 10.36 to the Company’s Form S-4 Registration Statement filed with the Commission on November 14, 2000 (Registration No. 333-37750)).
27.1	—	Financial Data Schedule (for SEC use only).

      (b)  Reports on Form 8-K

      On August 4, 2000, the Company filed a Current Report on Form 8-K/A to amend its Current Report on Form 8-K filed on December 22, 1999 (event date: December 7, 1999), as first amended on February 22, 2000, related to the Company’s merger with FaciliCom International, Inc.

      On August 4, 2000, the Company filed a Current Report on Form 8-K/A to amend its Current Report on Form 8-K filed on February 28, 2000 (event date: February 11, 2000), as first amended on April 26, 2000 related to the Company’s acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Long Distance International Inc. by World Access Telecommunications Group, Inc., an indirect, wholly-owned subsidiary of the Company.

      On September 11, 2000, the Company filed a Current Report on Form 8-K/A to amend its Current Report on Form 8-K filed on December 22, 1999 (event date: December 7, 1999), as amended on February 22, 2000 and August 4, 2000, related to the Company’s merger with FaciliCom International, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCESS, INC.

Dated: November 20, 2000	By: /s/ BRYAN D. YOKLEY Bryan D. Yokley Executive Vice President and Chief Financial Officer